Form 10-Q
period 1996-06-30
WONDERWARE CORP
filed 1996-08-14
CIK 906519

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22044

                             WONDERWARE CORPORATION

             (Exact name of Registrant as specified in its charter)

                  Delaware                                 33-0304677

    (State or other jurisdiction of           (I.R.S. employer identification
     incorporation or organization)                         number)

                 100 Technology Drive, Irvine, California 92618
                                 (714) 727-3200
         (Address and telephone number of principal executive offices)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of June 30, 1996, there were 13,653,089 shares of the Registrant's Common Stock outstanding.

================================================================================

                             WONDERWARE CORPORATION
                                 FORM 10-Q INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated  Balance Sheets as of June 30, 1996  (unaudited)
              and December 31, 1995                                            3

              Consolidated  Statements of Operations  (unaudited)  for the
              Three and Six Month Periods Ended June 30, 1996 and 1995         4

              Consolidated  Statements  of Cash  Flows  (unaudited)  for
              the Six  Month Periods Ended June 30, 1996 and 1995              5

              Notes to Consolidated Financial Statements                       6

Item 2.       Management's   Discussion  and  Analysis  of  Results  of
              Operations  and Financial Condition                              8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               11

Item 2.       Changes in Securities                                           11

Item 3.       Defaults Upon Senior Securities                                 11

Item 4.       Submission of Matters to a Vote of Security Holders             11

Item 5.       Other Information                                               12

Item 6.       Exhibits and Reports on Form 8-K                                12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             WONDERWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1996           1995
                                                     ------------   ------------
                                                      (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                         $12,478,114   $22,637,986
    Short-term investments                             50,124,606    44,287,316
    Accounts receivable, net                           10,255,541    10,439,179
    Income tax refund receivable                          876,164
    Inventories                                         1,047,884       460,663
    Deferred tax assets                                 1,443,141     2,139,690
    Prepaid expenses and other current assets             992,683       948,387
                                                      -----------   -----------
        Total current assets                           77,218,133    80,913,221

Property and equipment, net                            10,880,170     6,272,399
Investments                                               800,000       800,000
Noncurrent deferred tax assets                          2,403,805     1,967,711
Other assets                                            1,238,790     1,408,265
                                                      -----------   -----------
        Total assets                                  $92,540,898   $91,361,596
                                                      ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $2,429,926    $1,532,721
    Accrued employee incentive compensation               562,497       833,627
    Accrued commissions                                   371,445       450,287
    Income taxes payable                                                438,548
    Accrued payroll and related liabilities             2,408,423     2,939,677
    Other accrued liabilities                             803,379     2,090,756
    Deferred revenue                                    1,595,162     1,234,640
                                                       ----------    ----------
Total current liabilities                               8,170,832     9,520,256
Commitments
Stockholders' equity:
     Common stock, $.001 par value; 50,000,000 shares
     authorized; 13,653,089 and 13,247,610  shares
     issued and outstanding at June 30, 1996 and
     December 31, 1995, respectively                       13,653        13,248
Additional paid-in capital                             85,792,631    83,331,383
Unrealized gain (loss) on short-term investments           (4,778)      192,698
Accumulated deficit                                    (1,431,440)   (1,695,989)
                                                      ------------  ------------
    Total stockholders' equity                         84,370,066    81,841,340
                                                      ------------  ------------
    Total liabilities and stockholders' equity       $ 92,540,898   $ 91,361,596
                                                     ============   ============


           See accompanying notes to consolidated financial statements


                             WONDERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three months ended June 30,         Six months ended June 30,
                                                      -----------------------------      ----------------------------
                                                           1996            1995              1996           1995
                                                       -------------   ------------      ------------   ------------

                                                        (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)

Total revenues                                         $ 14,867,944    $ 12,798,748      $ 30,790,820    $ 24,560,481
Cost of sales                                             1,000,303         597,881         2,029,340       1,179,487
                                                       -------------   ------------      ------------    ------------
    Gross profit                                         13,867,641      12,200,867        28,761,480      23,380,994
Operating expenses:
Research and development                                  4,364,576       2,114,877         8,498,243       3,946,220
Selling, general and administrative                      12,057,466       6,517,171        21,214,588      12,678,832
                                                       -------------   ------------      ------------    ------------
    Operating income (loss)                              (2,554,401)      3,568,819          (951,351)      6,755,942
Other income, net                                           687,365         723,899         1,352,176       1,415,391
                                                       -------------   ------------      ------------    ------------
    Income (loss) before provision for income taxes      (1,867,036)      4,292,718           400,825       8,171,333
Provision for income taxes                                 (634,916)      1,455,132           136,276       2,766,476
                                                       -------------   ------------      ------------    ------------
    Net income (loss)                                    (1,232,120)      2,837,586           264,549       5,404,857
                                                       =============   ============      ============    ============


Net income (loss) per common and common equivalent
     share                                             $      (0.09)   $       0.21      $       0.02    $       0.40


Weighted average common and common equivalent shares     13,631,639      13,574,061        14,221,122      13,456,041


















                See accompanying notes to consolidated financial statements.


                             WONDERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six months ended June 30,
                                                       -----------------------------------
                                                             1996              1995
                                                       ------------------ ----------------
                                                           (Unaudited)       (Unaudited)
Cash flows from operating activities:
    Net income                                            $    264,549    $  5,404,857
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                          2,111,981         876,360
      Provision for doubtful accounts                          156,950         251,390
      Deferred taxes                                           260,455          36,895
      Compensation costs related to stock option grants        485,410          85,249
      Changes in operating assets and liabilities:
        Accounts receivable                                     26,688      (1,017,688)
        Income tax refund receivable                          (876,164)       (666,613)
        Inventories                                           (587,221)         40,161
        Prepaid expenses and other current assets              (52,938)       (535,912)
        Accounts payable                                       897,205         222,511
        Accrued employee incentive compensation               (271,130)         (9,024)
        Accrued commissions                                    (78,842)        (71,560)
        Income taxes payable                                  (438,548)       (247,275)
        Accrued payroll and other accrued liabilities       (1,818,631)       (106,107)
        Deferred revenue                                       360,522         114,735
                                                          ------------    ------------
            Net cash provided by operating activities          440,286       4,377,979
Cash flows from investing activities:
  Purchases of property and equipment                       (6,541,635)     (2,363,229)
  Sales and maturities of short-term investments            24,276,033      33,892,010
  Purchases of short-term investments                      (30,310,800)    (34,955,239)
                                                          ------------    ------------
            Net cash used in investing activities          (12,576,402)     (3,426,458)
Cash flows from financing activities:
  Proceeds from exercise of stock options                      670,064         759,385
  Tax benefit related to exercise of stock options             583,071       3,551,727
  Net proceeds from issuance of common stock                   723,109         433,145
                                                          ------------    ------------
           Net cash provided by financing activities         1,976,244       4,744,257
                                                          ------------    ------------
Net increase (decrease) in cash and cash equivalents       (10,159,872)      5,695,778
Cash and cash equivalents, beginning of period              22,637,986      20,147,748
                                                          ------------    ------------
Cash and cash equivalents, end of period                  $ 12,478,114    $ 25,843,526
                                                          ============    ============

Supplemental cash flow information:
    Income taxes paid                                     $    491,412    $     65,500







                See accompanying notes to consolidated financial statements.

                             WONDERWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Wonderware Corporation ("Wonderware" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC in March 1996. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 1996, and the results of its operations for the three and six month periods ended June 30, 1996 and 1995, and its cash flows for the six month periods ended June 30, 1996 and June 30, 1995. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  Stockholders' Equity and Net Income (Loss) Per Share

Net income per common and common equivalent share for the three month period ended June 30, 1995 and the six month periods ended June 30, 1996 and 1995 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method.

Net loss per common and common equivalent share for the three month period ended June 30, 1996 is computed by dividing the net loss by the weighted average number of common shares outstanding. Common equivalent shares are not included as the effect would be antidilutive.

3.  Stock Plans

Stock Option Plans - The following is a summary of stock option transactions under the 1989 Stock Option Plan (the "1989 Plan") for the three months ended
June 30, 1996:
                                                                     Number of
                                   Number of         Price per         options
                                    shares             share         exercisable
                                  -----------   ------------------  ------------

Balance, March 31, 1996            1,575,994     $ 0.01 to $ 38.88       447,440
  Granted                            241,900     $18.88 to $ 22.50
  Exercised                          (44,572)    $ 0.03 to $ 13.75
  Cancelled                          (25,840)    $ 0.13 to $ 37.75

                                  -----------    -----------------
Balance, June 30, 1996             1,747,482     $ 0.01 to $ 38.88       454,076
                                  ===========    =================


In April 1996, the Company issued options to purchase 40,000 shares of common stock under the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). As of June 30, 1996, options to purchase 12,500 shares were exercisable under the Directors' Plan.

4. Legal Proceedings

On July 9, 1996, the Company filed a complaint in the Superior Court of California for the County of Orange against Constantin S. Delivanis and Vladimir Preysman, formerly the Vice President and Vice President-Engineering, respectively, of the Company's Cupertino Development Center. This complaint alleges fraud, negligent misrepresentation, duress, securities fraud, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty against Messrs. Delivanis and Preysman. The Cupertino Development Center was established upon the Company's acquisition of EnaTec Software Systems, Inc. (EnaTec), in which Messrs. Delivanis and Preysman owned a substantial majority of the stock (see Note 12, Acquisitions, of Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report to Stockholders for a description of the acquisition of EnaTec). The Company is seeking compensatory and punitive damages with respect to its claims, as well as the costs incurred in pursuing these claims. Mr. Delivanis and Mr. Preysman's employment with the Company was recently terminated. Both of them have threatened to assert their own claims against the Company.

Since the disclosure of the Company's Foxboro and RWT legal proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the only material change in those proceedings occurred in the RWT litigation. In that case, on July 3, 1996, the United States District Court for the Northern District of Illinois issued an order denying RWT's motion for a preliminary injunction. For further information concerning this matter, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's rapid growth, as well as factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                        Three months ended June 30,   Six months ended June 30,
                                        ---------------------------  ---------------------------
                                            1996          1995           1996          1995
                                        ------------- -------------  ------------- -------------
                                         (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)

Total revenues                              100.0%        100.0%         100.0%        100.0%
Cost of sales                                 6.7%          4.7%           6.6%          4.8%
                                             -----         -----          -----         -----
   Gross profit                              93.3%         95.3%          93.4%         95.2%
Operating expenses:
Research and development                     29.4%         16.5%          27.6%         16.1%
Selling, general and administrative          81.1%         50.9%          68.9%         51.6%
                                             -----         -----          -----         -----
   Operating income                         (17.2%)        27.9%          (3.1%)        27.5%
Other income, net                             4.6%          5.7%           4.4%          5.8%
                                             -----         -----          -----         -----
   Income before provision for income taxes (12.6%)        33.6%           1.3%         33.3%
Provision for income taxes                   (4.3%)        11.4%           0.4%         11.3%
                                             -----         -----          -----         -----
   Net income (loss)                         (8.3%)        22.2%           0.9%         22.0%
                                             =====         =====          =====         =====


Total revenues. Total revenues include sales of software licenses and services, less promotional discounts, refunds and sales returns. The Company's revenues for the three months ended June 30, 1996 increased 16 percent to $14.9 million from $12.8 million for the comparable quarter of 1995. For the six months ended June 30, 1996, revenues increased 25 percent to $30.8 million from $24.6 million in the comparable period in 1995. The increases were primarily due to increased unit sales of Wonderware InTouch products, due in part to investments made by the Company in its worldwide sales distribution and customer support network. The increase in second quarter revenue was offset slightly by a decrease in international sales compared to the second quarter of 1995. Revenues from the Wonderware InTouch product line represents approximately 90 percent of the Company's total revenues. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues in future periods, but that the share of revenues derived from other products will increase as new products are introduced.

International sales decreased to $5.4 million, or 36 percent of total revenues, for the three months ended June 30, 1996 from $5.7 million, or 45 percent of total revenues, for the same quarter of 1995. For the six months ended June 30, 1996, international sales increased to $12.5 million, or 40 percent of total revenues, from $10.5 million or 43 percent of total revenues for the comparable period in 1995. The recent decline in international sales is the result of delays in the localization of products for certain markets as well as increased competitive pressures in Europe. The Company expects that international sales will continue to represent a significant portion of its total revenues. The Company's international operations are subject to various risks, including seasonality, exposure to currency fluctuations, regulatory requirements, political and economic instability, and trade restrictions. Although the Company's sales are typically made in US dollars, a weakening in the value of foreign currencies relative to the US dollar could have an adverse impact on the effective price of the Company's products in its international markets. The Company also expects that it will increasingly be required to transact in local currencies in order to further its growth internationally and, therefore, will become more directly exposed to the risk of foreign currency fluctuations.

The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's operating results. There can be no assurance that the Company's historical growth rates or its operating margins can be sustained in the future.

Gross profit. Cost of sales includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, third-party software royalties and shipping. Cost of sales for the three and six months ended June 30, 1996 includes the amortization of developed technology acquired as part of the acquisition of Soft Systems Engineering, Inc. in August 1995. All internal costs related to research and development of software products and enhancements to existing products are expensed as incurred.

The Company's gross margin decreased to 93 percent for both the three and six month periods ended June 30, 1996 from 95 percent for comparable periods of 1995. The decrease was primarily due to the increased volume of documentation required as a result of the introduction of Wonderware InTouch version 5.6 in January 1996. The higher documentation costs are expected to continue until late 1996, when the product documentation is converted to an electronic form. Gross profit increased to $13.9 million for the three months ended June 30, 1996 from $12.2 million for the comparable quarter of 1995, and increased to $28.8 million for the six months ended June 30, 1996 from $23.4 million for comparable period in 1995. The increases were primarily due to increased sales volume.

Research and development expenses. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development effort. Such expenses for the three months ended June 30, 1996 increased 106 percent to $4.4 million from $2.1 million for the same quarter of 1995 and increased as a percentage of total revenues to 29 percent from 17 percent. Research and development expenses for the six months ended June 30, 1996 increased 115 percent to $8.5 million from $3.9 million in the comparable period of 1995 and increased as a percentage of total revenues to 28 percent from 16 percent. For both periods, approximately half of the increase is related to the operating expenses of entities acquired during the latter half of 1995. The remaining increase is primarily attributable to the addition of development personnel associated with the Company's core product line. The Company believes that the introduction of new technologies and products to the industrial automation market in a timely manner is crucial to its success and, as a consequence, the Company has increased the absolute amount of its expenditures on research and development. For the foreseeable future, the Company anticipates that it will continue to increase spending in absolute dollars on research and development for both the enhancement of current products and the addition of new product capabilities.

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no internal software development costs were capitalized as of June 30, 1996. Significant new products developed in the future may require the capitalization of internal software development expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative, sales and marketing personnel costs; advertising and promotional expenses; and customer service and technical support costs. Selling, general and administrative expenses increased 85 percent to $12.1 million for the three months ended June 30, 1996 from $6.5 million for the same quarter of 1995, and increased as a percentage of total revenues to 81 percent from 51 percent. Selling, general and administrative expenses for the six months ended June 30, 1996 increased 67 percent to $21.2 million from $12.7 million for the same period in 1995, and increased as a percentage of sales to 69 percent from 52 percent. The increase in the dollar amount of selling, general and administrative expenses was primarily due to increased staffing in field sales and marketing required to further penetrate current and new markets for the Company's products; increased staffing in technical support to provide service to the Company's new product lines; increased staffing and other costs in administrative functions to support the overall growth of the Company; and operating costs associated with the acquisitions that occurred in the second half of 1995. The Company expects that such expenses will continue to increase in absolute dollars as it expands its worldwide sales distribution and customer support network to penetrate new markets for its manufacturing execution systems and batch process management products, as well as to increase worldwide market penetration for its Wonderware InTouch product line.

Net income or loss. Due to the increasing level of spending in the areas of research and development, and in selling, general and administrative functions as discussed above, the Company anticipates that net income as a percentage of total revenues will continue to be lower than historical levels.

Fluctuations in those quarterly operating results. The Company has a limited operating history and has experienced significant growth in recent periods. However, such growth rates are not sustainable and are not indicative of future operating results. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in introduction of products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the industrial automation market; costs associated with product or technology acquisitions; the size and timing of individual orders; software "bugs" or other product quality problems;
competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in distributors' ordering patterns; changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; regulatory requirements and political and economic instability in foreign markets; mix of products sold; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and short-term investment balances. For the six months ended June 30, 1996, operating activities generated cash of $440,000 primarily related to net income, depreciation expense, and increases in accounts payable, offset by decreases in accrued liabilities and increases in income taxes receivable and inventories. Capital expenditures totaled $6.5 million for the period.

As of June 30, 1996, the Company had cash, cash equivalents and short-term investments totaling approximately $62.6 million.

The Company maintains an unsecured bank line of credit expiring in May 1997 that provides for borrowings up to $5 million at the bank's prime rate. No borrowings were outstanding under the line of credit at June 30, 1996. The line of credit agreement contains a covenant that the Company must remain profitable on a quarterly basis. The Company is in violation of this covenant. The Company is attempting to renegotiate the terms of this agreement.

The Company's principal commitments as of June 30, 1996 consisted primarily of leases on its headquarters facilities. There were no material commitments for capital expenditures.

The  Company  believes  that  its  current  cash  balances  and cash  flow  from
operations   will  be  sufficient  to  meet  its  working  capital  and  capital expenditure requirements for at least the next twelve months

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 9, 1996, the Company filed a complaint in the Superior Court of California for the County of Orange against Constantin S. Delivanis and Vladimir Preysman, formerly the Vice President and Vice President-Engineering, respectively, of the Company's Cupertino Development Center. This complaint alleges fraud, negligent misrepresentation, duress, securities fraud, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty against Messrs. Delivanis and Preysman. The Cupertino Development Center was established upon the Company's acquisition of EnaTec Software Systems, Inc. (EnaTec), in which Messrs. Delivanis and Preysman owned a substantial majority of the stock (see Note 12, Acquisitions, of Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report to Stockholders for a description of the acquisition of EnaTec). The Company is seeking compensatory and punitive damages with respect to its claims, as well as the costs incurred in pursuing these claims. Mr. Delivanis and Mr. Preysman's employment with the Company was recently terminated. Both of them have threatened to assert their own claims against the Company.

Since the disclosure of the Company's Foxboro and RWT legal proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the only material change in those proceedings occurred in the RWT litigation. In that case, on July 3, 1996, the United States District Court for the Northern District of Illinois issued an order denying RWT's motion for a preliminary injunction. For further information concerning this matter, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting Of Shareholders of Wonderware Corporation (the "Annual Meeting") was held on April 22, 1996 in Newport Beach, California.

         Proposal I - Election of Directors

         Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

          Candidate                       Votes in Favor         Votes Withheld
          ---------                       --------------         --------------
          F. Rigdon Currie                   8,686,612               438,315
          Harvard H. Hill, Jr.               8,686,712               438,215
          Jay L. Kear                        8,686,923               438,004
          John E. Rehfeld                    8,674,823               450,104
          Roy H. Slavin                      8,675,780               449,147

         Proposal II - Approval of the 1994 Non-Employee Directors' Stock Option Plan, as Amended

          Votes in Favor    Votes Against      Votes Abstained       Non-Votes
          6,194,698           2,853,775           69,554               6,900

         Proposal III - Ratification of Selection of Independent Auditors

          Votes in Favor            Votes Against              Votes Abstained
            9,098,245                   8,285                      18,397

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  Exhibit 11 Statement Regarding Computation of Net Income Per Share.


         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WONDERWARE CORPORATION
      ---------------------------------------------------------------------
                                  (Registrant)




   Date: August 13, 1996                     /s/ Roy H. Slavin
 ------------------------- ----------------------------------------------------
                                             Roy H. Slavin
                                 Chairman of the Board, President and Chief
                               Executive Officer (Principal executive officer)



   Date: August 13, 1996                     /s/ Sam M. Auriemma
- - -------------------------- ----------------------------------------------------
                                               Sam M. Auriemma
                             Vice President, Finance and Chief Financial Officer
                                (Principal financial and accounting officer)