Form 10-Q
period 1996-09-30
WONDERWARE CORP
filed 1996-11-14
CIK 906519

================================================================================
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of September 30, 1996, there were 13,789,792 shares of the Registrant's Common Stock outstanding.

================================================================================

                             WONDERWARE CORPORATION
                                 FORM 10-Q INDEX

                                                                            Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 1996
              (unaudited) and December 31, 1995                               3

              Consolidated Statements of Operations (unaudited) for
              the Three and Nine Month Periods Ended September 30,
              1996 and 1995                                                   4

              Consolidated Statements of Cash Flows (unaudited) for
              the Nine Month Periods Ended September 30, 1996 and 1995        5

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition                              9

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                              13

Item 2.       Changes in Securities                                          13

Item 3.       Defaults Upon Senior Securities                                13

Item 4.       Submission of Matters to a Vote of Security Holders            13

Item 5.       Other Information                                              13

Item 6.       Exhibits and Reports on Form 8-K                               13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             WONDERWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                               September 30,     December 31,
                                                   1996              1995
                                              ----------------  ----------------
                                                 (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                   $  8,742,849      $ 22,637,986
    Short-term investments                        49,755,660        44,287,316
    Accounts receivable, net                       9,962,074        10,439,179
    Income tax refund receivable                   1,545,872
    Inventories                                    1,050,897           460,663
    Deferred tax assets                            1,809,222         2,139,690
    Prepaid expenses and other current assets      1,784,464           948,387
                                              ----------------  ----------------
        Total current assets
                                                  74,651,038        80,913,221

Property and equipment, net                       12,326,923         6,272,399

Investments                                          806,489           800,000
Noncurrent deferred tax assets                     2,436,873         1,967,711
Other assets                                       1,214,284         1,408,265
                                              ----------------  ----------------
        Total assets                            $ 91,435,607      $ 91,361,596
                                              ================  ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                            $  3,015,942      $  1,532,721
    Accrued employee incentive compensation          808,592           833,627
    Accrued commissions                              292,639           450,287
    Income taxes payable                                               438,548
    Accrued payroll and related liabilities        2,066,186         2,939,677
    Other accrued liabilities                        470,980         2,090,756
    Deferred revenue                               1,333,966         1,234,640
                                              ----------------  ----------------
        Total current liabilities
                                                $  7,988,305      $  9,520,256
                                              ================  ================
Commitments
Stockholders' equity:
    Common stock, $.001 par value; 50,000,000
      shares authorized; 13,789,762 and
      13,247,610 shares issued and outstanding
      at September 30, 1996 and December 31,
      1995, respectively                        $     13,790      $     13,248
    Additional paid-in capital                    86,815,195        83,331,383
    Unrealized gain on short-term investments         39,897           192,698
    Accumulated deficit                           (3,421,580)       (1,695,989)
                                              ----------------  ----------------
        Total stockholders' equity                83,447,302        81,841,340
                                              ----------------  ----------------
        Total liabilities and
          stockholders' equity                  $ 91,435,607      $ 91,361,596
                                              ================  ================


          See accompanying notes to consolidated financial statements.



                             WONDERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                 -------------------------------  -------------------------------
                                                      1996             1995             1996           1995
                                                 --------------- ---------------  ---------------  --------------
                                                   (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)

Total revenues                                    $ 15,169,435    $ 14,248,175     $ 45,960,255    $ 38,808,656
Cost of sales                                          990,007         624,797        3,019,347       1,804,284
                                                 --------------  --------------   --------------  --------------
    Gross profit                                    14,179,428      13,623,378       42,940,908      37,004,372
Operating expenses:
Research and development                             5,298,194       2,984,264       13,796,438       6,930,484
Selling, general and administrative                 12,506,908       7,317,878       33,721,496      19,996,710
                                                 --------------  --------------   --------------  --------------
    Operating income (loss) before acquired
      in-process research and development costs     (3,625,674)      3,321,236       (4,577,026)     10,077,178
Acquired in-process research and development
    costs                                                           33,091,626                       33,091,626
                                                 --------------  --------------   --------------  --------------
    Operating loss                                  (3,625,674)    (29,770,390)      (4,577,026)    (23,014,448)
Other income, net                                      610,311         699,519        1,962,487       2,114,910
                                                 --------------  --------------   --------------  --------------
    Loss before provision for
        income taxes                                (3,015,363)    (29,070,871)      (2,614,539)    (20,899,538)
Provision for income taxes                          (1,025,223)     (8,036,687)        (888,947)     (5,270,211)
                                                 --------------  --------------   --------------  --------------
    Net loss                                      $ (1,990,140)   $(21,034,184)    $ (1,725,592)   $(15,629,327)
                                                 ==============  ==============   ==============  ==============

Net loss per common share                         $      (0.15)   $      (1.64)    $      (0.13)   $      (1.25)

Weighted average common shares                      13,690,198      12,833,443       13,589,024      12,466,181





















          See accompanying notes to consolidated financial statements.



                             WONDERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine months ended September 30,
                                                --------------------------------
                                                     1996             1995
                                                ---------------  ---------------
                                                  (Unaudited)      (Unaudited)
Cash flows from operating activities:
  Net loss                                       $  (1,725,592)   $ (15,629,327)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                    3,643,476        1,445,494
    Provision for doubtful accounts                    131,550          393,691
    Deferred taxes                                    (138,694)      (9,760,460)
    Compensation costs related to stock
      option grants                                    566,296          157,528
    Acquired in-process research and
      development costs                                              33,091,626
    Changes in operating assets and liabilities,
      net of the effect of acquisitions:
      Accounts receivable                              345,555       (2,545,131)
      Income tax refund receivable                  (1,545,872)        (154,005)
      Inventories                                     (590,234)          43,654
      Prepaid expenses and other current assets       (965,105)      (1,404,565)
      Accounts payable                               1,483,221          427,210
      Accrued employee incentive compensation          (25,035)         (98,038)
      Accrued commissions                             (157,648)        (101,223)
      Income taxes payable                            (438,548)        (291,275)
      Accrued payroll and other accrued
        liabilities                                 (2,493,267)        (500,675)
      Deferred revenue                                  99,326           28,934
                                                 --------------   --------------
        Net cash provided by (used in) operating
          activities                                (1,810,571)       5,103,438
Cash flows from investing activities:
  Purchases of property and equipment               (9,374,990)      (3,162,723)
  Investment in affiliate                               (6,489)
  Purchases of short-term investments              (46,420,521)     (66,459,255)
  Sales and maturities of short-term investments    40,799,376       56,895,488
  Cash paid for acquisitions, net of cash
    acquired                                                            (54,533)
                                                 --------------   --------------
        Net cash used in investing activities      (15,002,624)     (12,781,023)
Cash flows from financing activities:
  Proceeds from exercise of stock options              753,610        1,142,911
  Tax benefit related to exercise of stock
    options                                            583,071        4,861,802
  Payments on bank line of credit and capital
    lease obligations                                                  (592,989)
  Net proceeds from issuance of common stock         1,581,377          969,470
                                                 --------------   --------------
        Net cash provided by financing activities    2,918,058        6,381,194
                                                 --------------   --------------
Net decrease in cash and cash equivalents          (13,895,137)      (1,296,391)
Cash and cash equivalents, beginning of period      22,637,986       20,147,748
                                                 --------------   --------------
Cash and cash equivalents, end of period         $   8,742,849    $  18,851,357
                                                 ==============   ==============

Supplemental cash flow information:
    Interest paid
    Income taxes paid                                             $       1,830
                                                 $     495,168    $      36,305

          See accompanying notes to consolidated financial statements.

                             WONDERWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Wonderware Corporation (Wonderware or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC in March 1996. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 1996, and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995, and its cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  Stockholders' Equity and Net Loss Per Share

Net loss per common share for the three and nine month periods ended September 30, 1996 and 1995 is computed by dividing the net loss by the weighted average number of common shares outstanding. Common equivalent shares are not included as the effect would be antidilutive.

3.  Stock Plans

Stock Option Plans - The following is a summary of stock option transactions under the 1989 Stock Option Plan (the 1989 Plan) for the three months ended September 30, 1996:

                                                                     Number of
                                Number of          Price per          options
                                 shares               share          exercisable
Balance, June 30, 1996         1,747,482          $ 0.01 to $38.88      454,076
  Granted                        288,950          $ 8.88 to $10.25
  Exercised                      (44,695)         $ 0.03 to $ 7.25
  Canceled                      (327,062)         $ 0.13 to $38.88
                             -------------       ------------------
Balance, September 30, 1996    1,664,675          $ 0.01 to $33.75      440,091
                             =============       ==================

In August 1996, the Company's Board of Directors authorized the cancellation and reissuance of all stock options held by officers of the Company with an exercise price greater than the closing price of the Company's common stock on August 30, 1996. Pursuant to such authorization, options to purchase 221,900 shares of common stock were canceled and the Company issued an equal number of replacement options with an exercise price of $9.75 per share. This option activity is included in the above table. The replacement options vest 50 percent two years from the date of grant, and 25 percent for each full year thereafter.

In August 1996, the Company's Board of Directors authorized the repricing of 200,000 stock options held by the President and Chief Executive Officer of the Company to reflect the closing price of the Company's stock on August 30, 1996. The options were repriced to an exercise price of $9.75 per share, and the vesting has been reset to start on the date of the repricing. The repriced options vest 50 percent two years from the date of repricing, and 25 percent for each full year thereafter. The minimum gain contract associated with these options remains in effect.

For the three months ended September 30, 1996 no options were granted, exercised or canceled under the 1994 Non-Employee Directors' Stock Option Plan (the Directors' Plan). As of September 30, 1996, options to purchase 12,500 shares were exercisable under the Directors' Plan.

Employee Stock Purchase Plan - In August 1996, the Company issued 90,761 shares of common stock in connection with the semi-annual offering under the Employee Stock Purchase Plan. Proceeds from this offering were approximately $858,000.

4.  Legal Proceedings

On July 9, 1996, the Company filed a complaint in the Superior Court of California for the County of Orange against Constantin S. Delivanis and Vladimir Preysman, formerly the Vice President and Vice President-Engineering, respectively, of the Company's Cupertino Development Center. This complaint alleges fraud, negligent misrepresentation, duress, securities fraud, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty against Messrs. Delivanis and Preysman. The Cupertino Development Center was established upon the Company's acquisition of EnaTec Software Systems, Inc. (EnaTec), in which Messrs. Delivanis and Preysman owned a substantial majority of the stock (see Note 12, Acquisitions, of Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report to Stockholders for a description of the acquisition of EnaTec). The Company is seeking compensatory and punitive damages with respect to its claims, as well as the costs incurred in pursuing these claims. Mr. Delivanis and Mr. Preysman's employment with the Company was terminated. Both Mr. Delivanis and Mr. Preysman answered the complaint and asserted cross-claims against the Company, alleging breach of contract, termination in violation of public policy, defamation (slander per
se), intentional infliction of emotional distress, negligent infliction of emotional distress, negligence, common law fraud and deceit, and civil conspiracy. Both requested relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing their cross-claims. In addition, on September 27, 1996, Mr. Delivanis, Mr. Preysman, and the Delivanis Family Trust filed a complaint for declaratory judgment and specific performance, seeking registration of certain Wonderware stock. The company has demurred to that complaint. It is too early to determine the impact, if any, of these proceedings on the Company or the results of the Company's operations.

On October 16, 1996, the Company filed an action in the U.S. District Court for the Central District of California against Cyberlogic Technologies, Inc. (Cyberlogic) and Intellution, Inc. (Intellution). The Company alleges that Cyberlogic and Intellution have infringed the copyright in a particular software program which Cyberlogic originally developed under contract for the Company. The complaint seeks preliminary and permanent injunctive relief as well as actual and punitive damages and attorneys fees. A hearing on the Company's motion for a preliminary injunction is currently scheduled for November 18, 1996. As of the date of this Report, neither of the defendants have filed any responsive pleadings in the matter.

The Company has entered into a settlement of its legal proceedings involving RWT Corporation. The specific terms of the settlement agreement are confidential. On October 28, 1996, the parties agreed to execute a dismissal, with prejudice, of the action. The District Court formally dismissed the action on October 29, 1996. For further information concerning this matter, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Reports on Form 10-Q for March 31, 1996 and June 30, 1996. The terms of the settlement will not have a material financial impact to the Company.

5.  Acquisition

In September 1996, the Company signed a letter of intent to acquire its software distributor in Germany, ICT-Wonderware GmbH (ICT-Wonderware). The Company acquired a minority interest in ICT-Wonderware in December 1994. Under the terms of the letter of intent, all of ICT-Wonderware's outstanding shares of capital stock will be acquired for approximately $4.85 million in cash, subject to certain adjustments. The transaction is to be accounted for as a purchase. It is the intention of the Company and ICT-Wonderware to consummate the acquisition no later than December 31, 1996.

6. Subsequent Event

In October 1996, the Company announced that it will reorganize its Manufacturing Systems Group. As a part of this reorganization, the Company will close its development center in Cupertino, California and continue development activities for the Wonderware InTrack product at its development center in York, Pennsylvania. The company anticipates that it will incur a restructuring charges of $1.0 to 2.0 million in the fourth quarter of 1996.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products or enhancements, size and timing of individual orders, competition and pricing in the software industry, general economic conditions in the Company's geographic markets, seasonality of revenues, litigation involving the Company, and the management of the Company's growth, as well as factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                             Three months ended Sept. 30,  Nine months ended Sept. 30,
                                             ----------------------------  ----------------------------
                                                 1996           1995            1996          1995
                                             -------------  -------------  -------------  -------------
                                              (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Total revenues                                     100.0%         100.0%         100.0%         100.0%
Cost of sales                                        6.5%           4.4%           6.6%           4.6%
                                             -------------  -------------  -------------  -------------
  Gross profit                                      93.5%          95.6%          93.4%          95.4%
Operating expenses:
Research and development                            34.9%          20.9%          30.0%          17.9%
Selling, general and administrative                 82.4%          51.4%          73.4%          51.5%
                                             -------------  -------------  -------------  -------------
  Operating income (loss) before acquired
    in-process research and development costs      -23.8%          23.3%         -10.0%          26.0%
Acquired in-process  research and development
  costs                                                           232.3%                         85.3%
                                             -------------  -------------  -------------  -------------
  Operating loss                                   -23.8%        -209.0%         -10.0%         -59.3%
Other income, net                                    4.0%           4.9%           4.3%           5.4%
                                             -------------  -------------  -------------  -------------
Loss before provision for income taxes             -19.8%        -204.1%          -5.7%         -53.9%
Provision for income taxes                          -6.8%         -56.4%          -1.9%         -13.6%
                                             -------------  -------------  -------------  -------------
Net loss                                           -13.0%        -147.7%          -3.8%         -40.3%
                                             =============  =============  =============  =============

Total revenues. Total revenues include sales of software licenses and services, less promotional discounts, refunds and sales returns. The Company's revenues for the three months ended September 30, 1996 increased 6 percent to $15.2 million from $14.2 million for the comparable quarter of 1995. For the nine months ended September 30, 1996, revenues increased 18 percent to $46.0 million from $38.8 million in the comparable period in 1995. The increases were primarily due to increased unit sales of Wonderware InTouch products. Revenue increases also reflected to a lesser extent increased sales of the Wonderware InTrack products and the introduction of Wonderware InBatch. The increase in unit sales for the third quarter was concentrated in North America, and was offset slightly by decreases in the unit sales price for Wonderware InTouch products, and by a decrease in international sales compared to the third quarter of 1995.

The share of revenues derived from the Wonderware InTouch product line decreased to approximately 85 percent of the Company's total revenues. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues in future periods, but that the share of revenues derived from other products will increase if new products introduced by the Company gain market acceptance.

International sales decreased to $5.4 million, or 36 percent of total revenues, for the three months ended September 30, 1996 from $5.8 million, or 41 percent of total revenues, for the same quarter of 1995. For the nine months ended September 30, 1996, international sales increased to $17.9 million from $16.3 million for the comparable period in 1995. Despite overall growth in international sales for the nine months ended September 30, 1996, international sales growth has slowed relative to total sales, contributing 39 percent of total revenues for the nine months ended September 30, 1996 as compared to 42 percent of total revenues for the same period in 1995. The recent decline in international sales is primarily due to the increased competitive pressures and recessionary economy in Europe. The Company expects that international sales will continue to represent a significant portion of its total revenues. The Company's international operations are subject to various risks, including seasonality, exposure to currency fluctuations, regulatory requirements, political and economic instability, and trade restrictions. Although the Company's sales are typically made in US dollars, a weakening in the value of foreign currencies relative to the US dollar could have an adverse impact on the effective price of the Company's products in its international markets. The Company also expects that it will increasingly be required to transact in local currencies in order to further its growth internationally and, therefore, will become more directly exposed to the risk of foreign currency fluctuations.

The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's operating results. There can be no assurance that the Company's historical growth rates or its operating margins will resume or, if resumed, will be sustained in the future.

Gross profit. Cost of sales includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, third-party software royalties and shipping. Cost of sales for the three and nine months ended September 30, 1996 includes the amortization of developed technology acquired as part of the acquisition of Soft Systems Engineering, Inc. in August 1995. All internal costs related to research and development of software products and enhancements to existing products are expensed as incurred.

The Company's gross margin decreased to approximately 93 percent for both the three and nine month periods ended September 30, 1996 from approximately 95 percent for comparable periods of 1995. The decrease was primarily due to the increased volume of documentation required as a result of the introduction of Wonderware InTouch version 5.6 in January 1996, combined with costs associated with developing the packaging for new Wonderware products. The product documentation has been converted to an electronic form, and the Company anticipates that this will result in cost savings, pending the contemplated acceptance of the electronic documentation format by its customers. Gross margin is expected to decline over the next fiscal year as new products incorporating additional third party software royalties begin shipping. Gross profit increased to $14.2 million for the three months ended September 30, 1996 from $13.6 million for the comparable quarter of 1995, and increased to $42.9 million for the nine months ended September 30, 1996 from $37.0 million for comparable period in 1995. The increases were primarily due to increased sales volume.

Research and development expenses. Research and development expenses consist primarily of personnel, contract programming, and equipment costs required to conduct the Company's development effort. Such expenses for the three months ended September 30, 1996 increased 78 percent to $5.3 million from $3.0 million for the same quarter of 1995 and increased as a percentage of total revenues to 35 percent from 21 percent. Research and development expenses for the nine months ended September 30, 1996 increased 99 percent to $13.8 million from $6.9 million in the comparable period of 1995 and increased as a percentage of total revenues to 30 percent from 18 percent. For both periods, approximately half of the increase is related to the operating expenses of entities acquired during the latter half of 1995. The remaining increase is primarily attributable to the addition of development personnel associated with the Company's core product line. The Company believes that the introduction of new technologies and products to the industrial automation market in a timely manner will have a significant impact on its success and, as a consequence, the Company has increased the absolute amount of its expenditures on research and development. For the foreseeable future, the Company anticipates that it will continue to increase spending in absolute dollars on research and development for both the enhancement of current products and the addition of new product capabilities.

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no internal software development costs were capitalized as of September 30, 1996. Significant new products developed in the future may require the capitalization of internal software development expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative, sales and marketing personnel costs; advertising and promotional expenses; and customer service and technical support costs. Selling, general and administrative expenses increased 71 percent to $12.5 million for the three months ended September 30, 1996 from $7.3 million for the same quarter of 1995, and increased as a percentage of total revenues to 82 percent from 51 percent. Selling, general and administrative expenses for the nine months ended September 30, 1996 increased 69 percent to $33.7 million from $20.0 million for the same period in 1995, and increased as a percentage of sales to 73 percent from 52 percent. The increase in the dollar amount of selling, general and administrative expenses was primarily due to increased staffing in field sales and marketing required to further penetrate current and new markets for the Company's products; increased staffing in technical support to provided service to the Company's new product lines; increased staffing and other costs in administrative functions to support the overall growth the Company; and operating costs associated with the acquisitions that occurred in the second half of 1995. The Company expects that such expenses will continue to increase in absolute dollars as it expands its worldwide sales distribution and customer support network to penetrate new markets for its production management products, as well as to increase worldwide market penetration for its Wonderware InTouch product line.

Net income or loss. Due to the increasing level of spending in the areas of research and development, and in selling, general and administrative functions as discussed above, the Company anticipates that when the Company's operations return to profitability, net income as a percentage of total revenues will continue to be lower than historical levels. There can be no assurance as to when, if ever, the Company will resume profitable operations.

Fluctuations in those quarterly operating results. The Company has a limited operating history and has experienced significant growth in recent periods. However, such growth rates are not sustainable and are not indicative of future operating results. The Company expects to experience significant fluctuations in quarterly operating results. These fluctuations may be caused by many factors, including, among others: delays in introduction of products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the industrial automation market; costs associated with product or technology acquisitions; the size and timing of individual orders; software "bugs" or other product quality problems;
competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in distributors' ordering patterns; changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; regulatory requirements and political and economic instability in foreign markets; mix of products sold; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and short-term investment balances. For the nine months ended September 30, 1996, operating activities used cash of $1.8 million, primarily related to the net loss, increases in income taxes receivable and other decreases in accrued liabilities, offset by depreciation expense and increases in accounts payable. Capital expenditures totaled $9.4 million for the period.

As of September 30, 1996, the Company had cash, cash equivalents and short-term investments totaling approximately $58.5 million.

The Company maintains an unsecured bank line of credit expiring in May 1997 that provides for borrowings up to $5 million at the bank's prime rate. No borrowings were outstanding under the line of credit at September 30, 1996.

The Company's principal commitments as of September 30, 1996 consisted primarily of leases on its headquarters facilities. There were no material commitments for capital expenditures.

The  Company  believes  that  its  current  cash  balances  and cash  flow  from
operations   will  be  sufficient  to  meet  its  working  capital  and  capital expenditure requirements for at least the next twelve months.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Information with respect to this item may be found in Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  None


         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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




                             WONDERWARE CORPORATION
      ---------------------------------------------------------------------
                                  (Registrant)




  Date: November 12, 1996                     /s/ Roy H. Slavin
 ------------------------- ----------------------------------------------------
                                             Roy H. Slavin
                                 Chairman of the Board, President and Chief
                               Executive Officer (Principal executive officer)



  Date: November 12, 1996                     /s/ Sam M. Auriemma
-------------------------- ----------------------------------------------------
                                               Sam M. Auriemma
                             Vice President, Finance and Chief Financial Officer
                                (Principal financial and accounting officer)