Form 10-K
period 1996-12-31
WONDERWARE CORP
filed 1997-03-27
CIK 906519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended: December 31, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from _____ to _____

                         Commission File Number: 0-22044

                             WONDERWARE CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                            33-03046777
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

100 Technology Drive Irvine, CA 92618                      714) 727-3200
(Address of principal executive offices,         (Registrant's telephone number,
         including Zip code)                             including area code)

          None                                    Common Stock, $.001 par value
(Securities registered pursuant                 (Securities registered pursuant
  to Section 12(b) of the Act)                     to Section 12(g) of the Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 was $131,029,000, based on the last sales price on that date as reported on the NASDAQ National Market System.*

As of February 28, 1997, there were 14,013,438 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference
                        (to the extent indicated herein)

Proxy Statement for Annual Meeting of Stockholders
to be held May 12, 1997                                                 Part III



* Excludes 60,795 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds ten percent of the shares outstanding at February 28, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The actual future results of Wonderware Corporation ("Wonderware" or the "Company") could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in Item 1, "Business - Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

                                     PART I

Item 1.  Business

         Wonderware supplies Microsoft Windows-based software products for the industrial automation market. The Company's object-oriented software development tools enable customers to rapidly develop personal computer applications that provide dynamic, graphical representations of physical processes in a factory. These applications gather and display information about an automated manufacturing process and can interact with and control that process. Wonderware has offered industrial automation software development tools since 1989 that feature ease-of-use and an intuitive operator interface typical of Windows applications. The Company's products enable customers to reduce operating costs and improve product quality by providing access to real-time information throughout a manufacturing enterprise.

         The Company has shipped its Wonderware InTouch products to a wide range of industries, including chemical, oil and gas, food, public utility, pharmaceutical, pulp and paper, automobile, aerospace, electronics, telecommunications, water treatment, transportation and numerous other industries. End user customers include Anheuser Busch, AT&T, Boeing, Coca-Cola, Ford, Lockheed, Mercedes Benz, Nestle, Philip Morris, Procter & Gamble, Shell Oil, Texaco and Weyerhaeuser.

         Wonderware   was  formed  as  a  partnership  in  April  1987  and  was incorporated in California in June 1988 as Wonderware Software Development Corporation. The Company reincorporated in Delaware in July 1993.

Background

         In the 1960s, electronic equipment and computers were generally believed to be unsuitable for the manufacturing environment, primarily because of their insufficient reliability for mission-critical production management and control tasks. Pneumatic controls and electromechanical devices were the preferred methods for controlling production equipment. However, as improvements were made in the capability and reliability of analog and digital electronics, production control tasks were increasingly assumed by controllers employing integrated circuits and early microprocessors. In the 1970s, the programmable logic controller (PLC) was introduced. PLCs were thought of as "hard hat" computers, designed to function in the hostile environment of the factory floor and to be programmed by electricians. PLCs found early acceptance in "discrete" manufacturing segments, such as the automotive industry. In parallel with this trend, distributed control systems (DCSs) evolved to provide computerized control capabilities for "continuous" processes such as oil refining and chemical production. Both PLCs and DCSs were based on proprietary hardware and software technology. Today, these and other computer-based control systems are widely used throughout both the discrete and continuous process manufacturing industries.

         Initially, the operator interface for PLCs was provided by dedicated panels of buttons, lights and indicators known as operator interface panels. For DCSs, this interface capability was typically provided by special purpose devices or proprietary graphics consoles supplied by the DCS vendor. Because of their proprietary, closed architectures and primitive operator interfaces, these approaches were generally expensive, inflexible, difficult to program, limited in capability and unable to communicate easily with other systems.

         On the plant management side of manufacturing, computers began to replace the manual recording of production data and other hand written reports in the 1960s. In the 1970s, vendors of mainframe and minicomputers identified manufacturing industries as potentially significant markets for their hardware and software products. These companies developed applications, such as materials resource planning, cost accounting, inventory control and production scheduling, that offered improved functionality but were closed and tedious to program, cumbersome to use and difficult to integrate with other systems. Also, these applications did not address the problem of tracking and allocating factory resources, such as materials, equipment and labor, nor did they address the tracking of work in process inventory.

         As PLCs, DCSs and computer systems became increasingly prevalent in the manufacturing environment throughout the 1980s, several serious problems became apparent. Most of these systems were proprietary and built on platforms that lacked the ability to communicate outside their own environment. For example, PLCs, while greatly improving control of individual processes, created multiple "islands of information" that were generally unable to communicate or share data with other systems throughout the manufacturing enterprise. Software for a manufacturing operation typically had to be developed or customized to satisfy the unique requirements for that operation. In addition, mastery of multiple proprietary programming languages was required to modify and maintain applications once developed. As a result, high initial cost and high cost of ownership have characterized the application of computer hardware and software to each facet of the manufacturing enterprise.

         Manufacturers have also become aware of the importance of accurate and timely data capture on the factory floor and the value of the data for decision making throughout the manufacturing enterprise. Manufacturers increasingly need cost-effective mechanisms to connect the "islands of information" that have characterized manufacturing automation throughout the 1980s and early 1990s. With the advent of low-cost, high-performance, standard personal computers and open operating environments, such as Microsoft Windows, the economics of the mass market can now be brought to the factory floor to solve the problems inherent in the traditional automation solutions.

         Personal computers have become the platform of choice for man-machine interface and other manufacturing automation functions, including PLC and DCS capabilities. However, low-cost, standard platforms alone do not address the problem of delivering cost-effective solutions to complex industrial process and control problems. Manufacturers are increasingly seeking software products that allow the rapid development and deployment of automation systems built on standard hardware, operating system and networking platforms.

Strategy

         The Company's overall business strategy is to offer manufacturing enterprises innovative, easy-to-use and open software solutions that exploit advances in hardware, software and communications technologies. The key elements of this strategy are as follows:

  Offer easy-to-use tools for developing industrial automation applications.

         Since 1989, Wonderware has offered intuitive, object-oriented, graphical software tools for the industrial automation market. The Company believes that the substantial improvements in application development productivity resulting from the use of the Company's products will lead to increased acceptance of its products.

  Focus on Microsoft Windows.

         Recognizing the strategic importance of Microsoft Windows, in 1987 Wonderware chose Windows as the primary operating platform for its products. The Company believes that the subsequent proliferation of Windows in the manufacturing environment has fueled the Company's recent growth and has favorably positioned Wonderware as Windows continues to penetrate the industrial automation market. Its early commitment to and focus on Windows has enabled the Company to develop a high degree of expertise in developing Windows applications. For example, recognizing a need for easy communications among Windows applications on networks, Wonderware developed its NetDDE connectivity products. This technology has been licensed to Microsoft for inclusion in Windows, Windows NT and Windows 95. The Company believes that Microsoft's licensing of NetDDE has enhanced the Company's reputation among end-users and has established NetDDE as a de facto standard for dynamic data exchange over networks.

  Exploit emerging client/server technologies.

         The acceptance of the client/server architecture in the industrial automation market creates additional opportunities for the Company. Wonderware believes that the growing acceptance of Microsoft Windows NT will accelerate the migration in the industrial automation market from systems based on proprietary architectures to open client/server architectures based on personal computers and standard networking technologies. The Company also believes that Windows NT offers personal computer users operating system functionality comparable to mini- or mainframe computers with the ease-of-use and economics typical of the desktop marketplace. Wonderware intends to capitalize on this transition to client/server architectures and its leadership position in the Windows environment to expand into additional segments of the industrial automation market. Through a series of acquisitions during 1995, Wonderware acquired the rights to an object-oriented, client/server application software product for the manufacturing execution systems market, an object-oriented, client/server batch processing software product, and a client/server-based, real-time data historian software product that enhances the performance of Microsoft's SQL Server database software to meet the real-time data demands of manufacturing processes.

  Provide enterprise-oriented solutions.

         The Company believes that its commitment to an open architecture provides its customers with the flexibility to integrate the Company's products into enterprise-wide information systems. To this end, the Company continually evaluates new technologies for inclusion in its products. Since Microsoft platforms continue to dominate the Company's market and Microsoft technologies have become de facto industry standards, special attention is directed to these technologies. Current product offerings by the Company exploit technologies such as the Open Data Base Connectivity (ODBC) standard, Object Linking & Embedding/Common Object Model (OLE/COM) technology and the Dynamic Data Exchange
(DDE) protocol. As an example, the Wonderware InTrack product uses both ODBC and OLE Automation to perform production tracking functions with popular relational data base management systems (RDBMS) such as Microsoft SQL Server and Oracle 7. The company continues to build upon the Microsoft technologies. The new Wonderware IndustrialSQL Server product adds extensions to Microsoft SQL Server to make it acceptable for industrial applications where high speed and large volumes of information are required.

  Maintain high levels of customer satisfaction.

         Wonderware generally sells its products through distributors to large manufacturing organizations, each of which has the potential to purchase significant quantities of the Company's products over time. As a result, repeat business is a very important factor in the Company's growth. Wonderware's goal is to achieve extremely high levels of customer satisfaction, and therefore repeat business, by delivering high quality products and support at competitive prices. In addition, the Company strives to maintain application compatibility from its entry-level to its high-end products and from one release of a product to the next as it continually improves the capabilities and performance of those products. The Company believes that the scalability and compatibility provided by Wonderware products have not traditionally been available in the industrial automation market.

  Leverage worldwide network of distributors.

         The Company sells its products worldwide through a network of more than 135 technically skilled, independent distributor offices specializing in sales of industrial automation products. Many of these distributors represent other lines of products, some of which are competitive with the Company's products, and the Company's distributors are not obligated to purchase products from the Company. However, the Company's products contribute a substantial portion of revenues for a number of these distributors. The Company believes that because these distributors are highly focused on sales of its products, this sales channel represents a significant competitive advantage for the Company. During 1996 this channel was upgraded to provide sales and support for client/server application tools. The Company believes that it has the only distribution channel in the industrial automation market with this high level of capability.

         In December 1996, the Company completed the acquisition of all of the shares of ICT-Wonderware Gmbh which it did not already own. ICT-Wonderware Gmbh is the distributor of the Company's products in Germany (see

Note 12 of Notes to Consoldiated Financial Statements). This transaction may serve as a model for future investments in other distributors.

         As of December 31, 1996, the Company had a 212 person sales, marketing and technical support organization that, among other responsibilities, supplements the selling efforts of the Company's distributors by targeting large end-user customers, system integrators and OEMs. Furthermore, the Company is pursuing additional OEM agreements to broaden the distribution of its products to new market segments. The Company believes that for certain types of end-users and markets, this complementary sales effort enhances the Company's market penetration. In 1996 the Company invested in this organization to provide support for client/server products.

Products

         Wonderware supplies easy-to-use application development tools and connectivity products, rather than finished applications. The Company's products incorporate object-oriented, graphical user interface concepts, support popular communication standards, and run on low-cost, high-performance personal computer hardware. Each new release of a Wonderware product is typically designed to offer users application compatibility with all prior releases, providing continuity as the capabilities and performance of the product are improved. In addition, the Company's product families are scalable from entry-level through high-end products, permitting end-users to upgrade easily as their requirements increase.

  Wonderware InTouch

         Wonderware InTouch is a man-machine interface application generator. Applications developed using Wonderware InTouch allow personal computers to act as "dashboards" that are used by operators to monitor and manage computer-controlled processes. With Wonderware InTouch, a developer uses an object-oriented graphics editor to create an animated, graphical representation of a manufacturing process. Changes in data values cause immediate changes in the appearance of the graphics images. The size, color, location, orientation, or other attributes of objects, such as tanks, gauges or pumps, may change in response to changes in the data values acquired via DDE. Objects can also act as "buttons" or "sliders" that cause data values to change when the objects are pressed or moved with a mouse or touchscreen. Wonderware InTouch also includes features such as distributed trending, alarming and security:

                  Real-time and historical trending. Trend objects graphically display historical data. Each graph can track up to four parameters with variable size, shape, background and color. Numerous trend displays may be configured on a single Wonderware InTouch screen. Historical data may be logged to disk or printed.

                  Alarms. Wonderware InTouch provides for up to 999 levels of alarm priority which may be configured by the end-users. Alarm conditions and alarm summaries are displayed as alarm objects on the screen. These alarm objects can be grouped in alarm hierarchies and include color changes for various alarm states. Alarm points may also be logged to a disk file or printed.

                  Security. Wonderware InTouch provides built-in application security. Up to 9,999 access levels may be assigned to restrict access.

         Wonderware  also  offers  add-in  modules  that  complement  Wonderware
         InTouch:

                  SPC module. The statistical process control (SPC) add-in module enables Wonderware InTouch to provide statistical process control functionality at both the plant operation and plant management levels. The module allows the Wonderware InTouch application to compare actual process performance against statistical standards to maintain the desired quality of the end product. The module collects and analyzes SPC data, which can then be displayed using any of several standard SPC charts. The module's alarm feature alerts the operator if a process exceeds statistically normal bounds. The module also includes reporting and historical review features which enhance its value in an enterprise's total quality management program.

                  SQL Access module. The structured query language (SQL) add-in module enables Wonderware InTouch to create and modify tables in any ODBC-compliant relational database, including Oracle, Sybase, Microsoft's SQL Server and Microsoft Access. The module allows the Wonderware InTouch application to down-load data from an SQL data source to the application or to up-load run-time, alarm status or historical trend data from Wonderware InTouch to the SQL database.

                  Recipe module. The Recipe add-in module for Wonderware InTouch makes it easy to set up, modify and download recipes of process variables from within the Wonderware InTouch application. The module's recipe manager program allows the user to easily create recipe files specifying ingredients, quantities and other variables. The recipe files can then be accessed from Wonderware InTouch via recipe function calls.

                  InSupport. The InSupport module is a complete support solution that integrates expert diagnostics, on-line documentation and training in an easy-to-use package. InSupport utilizes advanced expert system technology and the latest in multimedia capabilities in a system that not only quickly identifies problems but also interactively demonstrates solutions using video, text, schematics and sound.
         Technicians can quickly pinpoint problems and apply user-proven solutions on a 24-hour a day basis, all via Windows-based, point-and-click interaction. InSupport integrates with Wonderware InTouch to provide an ideal response mechanism to system alarms generated within a Wonderware InTouch application.

         The IDEA (InTouch Database External Access) software development kit allows users to adapt their existing software modules or develop new modules to manipulate data in the Wonderware InTouch runtime database. In a DOS program, users can work in C, FORTRAN, Turbo Pascal or QuickBASIC. In a Microsoft Windows program, users can work in C, Visual Basic or Turbo Pascal.

  I/O servers

         I/O servers are input/output drivers that provide seamless data sharing among Wonderware InTouch, other Windows-based programs (e.g., spreadsheets and word processing programs), and more than 250 PLCs, DCSs and other control devices used in process automation. These devices can then be configured as servers in a client/server architecture. The need to support a broad range of controllers in the industrial automation market has been a significant barrier to entry to providers of general purpose application development tools. The Company believes that its ability to develop, acquire and support such a broad range of controllers is a significant competitive advantage.

  I/O server toolkit

         The Wonderware I/O server toolkit is a software development kit that enables programmers to quickly and easily develop their own I/O servers to connect Wonderware InTouch with custom equipment or communications protocols not served by the Company's line of I/O servers. The toolkit, which is the same toolkit Wonderware uses to develop all of the Company's I/O servers for Wonderware InTouch, consists of a set of libraries, utilities and source code examples.

  NetDDE

         NetDDE is a family of network connectivity products that extends data-sharing capabilities over networks of computers and workstations and can support protocols such as NetBIOS, DECnet, TCP/IP, IPX and serial links, and multiple operating environments, such as Windows, Windows NT, UNIX and VAX/VMS. The Company licensed NetDDE to Microsoft for inclusion in Windows, Windows NT and Windows 95. NetDDE toolkits for VAX/VMS and UNIX allow software developers to add DDE functionality to applications running on the VAX/VMS and UNIX operating systems, respectively. These applications are then able to communicate with Wonderware InTouch or any other DDE-aware application connected via NetDDE.

  Wonderware InTrack

         Wonderware   InTrack(TM)  is  a  production   management  and  tracking
application generator. Applications developed using Wonderware InTrack allow client/server architectures to model computer-controlled manufacturing processes and then track material flow and resource usage through that process. The Wonderware InTouch graphical user interface provides operators with a "window" into the manufacturing process at each work station. Information collected provides a production history of events, such as yields, material consumed, and actual process conditions, for each operation.

         The Wonderware InTrack graphical build-time module uses object technology to model the manufacturing process. Objects are used to represent process variables such as raw materials, work-in-process, operations, bills of materials, equipment, operators, finished goods, and quality data. The build-time module also creates all files, tables and data in a relational database that resides on the server. The graphical interface that allows operators and the process controllers to interact with the model is developed using Wonderware InTouch.

  Wonderware InBatch

         Wonderware InBatch is flexible, sustainable and scalable batch management software designed specifically for the modeling and automation of batch-oriented production processes, such as in the chemical, pharmaceutical and food processing industries. Wonderware InBatch applications provide recipe control, equipment modeling, sequence control and scheduling of batch processes.

  Wonderware FactorySuite

         In January 1996, the Company announced the integration of its complete family of industrial automation software products into two new packages, Wonderware FactorySuite and Wonderware FactorySuite Plus, that provide multiple application development tools at cost-effective new pricing. The Wonderware FactorySuite is intended to provide core technology modules for process visualization, PC-based machine and process control, real-time plant data management, Internet/Intranet data viewing capabilities and a complete library of I/O servers. The Wonderware FactorySuite will include the following modules:

       * Wonderware InTouch
       * Wonderware InControl, a PC-based real-time control system;
       * Wonderware IndustrialSQL Server, a PC-based real-time plant data manager, which incorporates Microsoft SQL server;
       * the Scout family of visualization tools for remote viewing of plant applications via the Internet or corporate Intranets;
       * and all Wonderware I/O servers for interfacing to factory equipment and processes.

         The Wonderware Factory Suite Plus will incorporate all of the above technologies and will add modules for production management and work-in-process tracking (Wonderware InTrack) and flexible batch management (Wonderware InBatch).

         The Company expects to begin shipping the FactorySuite products in April 1997. The Wonderware FactorySuite will be sold at a greatly reduced price when compared to the cost of buying each of the components of the suite separately. The large discount available to customers when buying the FactorySuite packages is designed to produce additional volume, but could have an adverse effect on the Company's future revenues for other products. Further it is expected that some of the Company's competitiors, some of whom have much greater resources than the Company, will offer similar suites of products. There can be no assurance that the FactorySuite will gain acceptance in the industrial automation market.

Technology

         To meet its users' complex and evolving needs and to maintain a leadership position in its markets, Wonderware intends to exploit and improve upon three core competencies: man-machine interface development technology, connectivity technology and data acquisition technology. Wonderware's products are designed to run on Microsoft Windows, Windows 95 and Windows NT operating systems, and to interface with any other DDE-aware software. Wonderware InTrack runs on Microsoft Windows clients and interfaces to any database server that supports Windows clients. Key technology features include:

  Man-Machine Interface Technology

                  Object-oriented graphics. Devices or industrial controls such as pumps, gauges and levers can be graphically represented as objects on a computer screen. Unlike character-based graphics, these objects can be moved, re-sized, animated and manipulated in many ways. They can be re-used in other applications and used at any resolution. The resulting impact on development cost, time, and application quality can be significant.

                  Simple-to-use graphics development toolbox. The Wonderware InTouch toolbox supplies powerful drawing and editing tools that allow developers to complete designs rapidly with precision and creativity.

                  Wonderware InTouch real-time database. This is a repository for system data around which all system functions are organized. For example, the "run/stop" status of a process might be monitored by the Wonderware InTouch server for the real-time control device and assigned to a "tagname" (i.e., a real number, integer or string variable) in the database. An object on the viewing screen might then have its color attribute linked directly to this tagname. When the real status is "run," the object could appear green. When it has stopped, the object could appear red. The Wonderware InTouch database accommodates over 32,000 tagnames.

                  Animation links. Wonderware InTouch provides easy and intuitive procedures for linking the color attributes, position, orientation, visibility and size of screen objects with values in the database. These values may reflect real factory status or may be manipulated by the application developer. These animation links provide the ability to easily achieve numerous animation effects for communicating status to operators and system users.

                  Powerful and extensible scripting language. Wonderware InTouch scripts allow rapid development of calculation routines, animation sequences and logic required for automated processes. These scripts can be driven by events, by variable status or by other scripts. For example, the touching of a "button" object on the screen might cause a calculation to be performed on selected values in the database. These recalculated values might then be displayed within another screen object or passed on to yet another object/device for further action.

  Connectivity Technology

                  Dynamic data exchange. Wonderware InTouch applications can share data with any DDE-aware Windows application. This enables the user to employ a powerful, yet low cost application like Microsoft's Excel spreadsheet program as a means to display, manipulate and report changing manufacturing data in real time.

                  NetDDE. NetDDE was developed by Wonderware to extend the DDE protocol to networks. NetDDE was licensed directly to Microsoft for inclusion in Windows, Windows NT and Windows 95. Wonderware believes that Microsoft's adoption of NetDDE has established NetDDE as a de facto standard for dynamic data exchange over networks.

                  OLE/COM. Wonderware makes use wherever possible of new Microsoft connectivity technologies such as OLE/COM to provide the most advanced open architecture capabilities to its customers.

  Data Acquisition Technology

                  FastDDE. Wonderware's products support FastDDE, which is a proprietary technology providing enhanced data transfer rates between DDE-aware applications.

                  Automatically optimized polling. Wonderware has developed technology to optimize system performance. Whenever a window is displayed in Wonderware InTouch, the DDE server automatically acquires only the data needed to be displayed on that particular window. This feature eliminates the need for users to specify poll lists manually in advance for each window displayed.

Marketing, Sales and Distribution

         Wonderware's products are sold in more than 55 countries through a network of more than 80 technically skilled, independent distributors specializing in industrial automation products. Except for Wonderware GmbH, the Company's German distributor, the Company's distributors are not within the control of the Company and are not obligated to purchase products from the Company. However, sales of the Company's products constitute a substantial portion of revenues for a number of these distributors. The Company believes that its relationships with its distributors represent a significant competitive advantage for the Company.

         Many of these distributors represent other lines of products, some of which compete with the Company's products. While the Company encourages its distributors to focus primarily on the promotion and sale of the Company's products, there can be no assurance that these distributors will not give higher priority to the sale of other products, including products developed by existing or potential competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could adversely affect the Company's operating results. There can be no assurance as to the continued viability or financial stability of the Company's distributors, the Company's ability to retain its existing distributors or the Company's ability to add new distributors in the future. In addition, as a result of new product introductions or pricing actions by the Company or others, the Company's distributors or end-users may alter the expected timing of their product purchases, thereby exacerbating the possible variability of the Company's quarterly operating results.

         Wonderware maintains a 212 person sales, marketing and technical support organization to support the distribution channel. The Company's sales staff also targets large end-user customers, system integrators and OEMs to complement the selling efforts of the Company's distributors. The Company believes that, for certain customers and markets, this supplemental sales effort enhances the Company's penetration. The Company has a sales office at its headquarters in Irvine, California and six domestic field offices. To enhance its presence in international markets, the Company maintains several sales and support offices throughout Europe, Asia and Latin America. International sales accounted for 42%, 43% and 38% of total revenues in 1996, 1995 and 1994, respectively. See Note 6 of Notes to Consolidated Financial Statements.

         Wonderware seeks to establish relationships with OEM providers of industrial automation solutions to broaden the distribution of its products and to pursue additional market segments. The Company has established relationships with several OEMs, including Motorola, Yokogawa, Moore Products, Hewlett Packard and Philips Weighing. Motorola bundles Wonderware InTouch with Motorola's remote monitoring and control terminals. Yokogawa purchases Wonderware InTouch for use in their Darwin product which is part of their line of chart recorders. Hewlett Packard licenses NetDDE for resale with its computers and systems. Moore Products and Philips Weighing both use the InBatch product as the batch software in process systems which they sell. The Company is pursuing additional OEM relationships to broaden the distribution of its products to new market segments.

         Supplying premium quality product support to every customer is a primary Wonderware objective. The Company offers several customer support services including the Wonderware Information Exchange, a bulletin board service designed to facilitate communications with and among end-users. Users who dial into the bulletin board can leave or retrieve messages or files and can access a library of "How To Notes." The Company maintains a World Wide

Web site on the Internet that offers hundreds of pages of corporate, marketing and product information to any interested browser around the world. The Company offers six to eighteen month comprehensive support agreements to its end-user customers entitling them to software upgrades and numerous other benefits distributed via CD-ROM. The Company also supports a user group that has established a Program Information Exchange to allow users to share their evaluations of third-party hardware and software devices for use with Wonderware InTouch. The user group is led by an Advisory Board of Directors comprised of representatives from a number of Wonderware end-user customers including Philip Morris, Lockheed Missiles & Space, Texaco, Weyerhaeuser and Nestle. Wonderware has a comprehensive training department that offers a number of different courses covering each of the Company's products and communications technologies.

Backlog

         The Company typically ships its products within a very short period after acceptance of purchase orders from distributors. Accordingly, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Any significant weakening in customer demand would therefore have an almost immediate adverse impact on the Company's operating results and on the Company's ability to maintain profitability.

Product Development

         The Company believes that its success will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. In 1995, the Company acquired EnaTec Software Systems, Inc. and Soft Systems Engineering, Inc. and established development centers in Cupertino, California and York, Pennsylvania, respectively to maintain and further develop the technologies acquired in those transactions. In February 1997, the Company closed its Cupertino development center and consolidated the development of it production management products in the York development center (see Note 13 of Notes to Consolidated Financial Statements). The Company also maintains a product development and research facility in Johnson City, Tennessee where employees focus on the development of software products for the industrial controls market. As of December 31, 1996, the Company's research and development group consisted of 152 full-time employees. During 1996, 1995 and 1994, research and development expenses were approximately $18.9 million, $10.6 million and $6.2 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the Company's policy regarding capitalization of software development expenses.

Competition

         The market for industrial automation and process control software products is intensely competitive and is characterized by rapid changes in technology and frequent introductions of new platforms and features. To maintain or improve its position in this industry, the Company must continue to enhance its current products and develop new products in a timely fashion.

         The Company competes generally on the basis of product features and functions, product architecture, the ability to run on a variety of industry standard platforms, local technical support and other related services, ease of product integration with third party applications software and price/performance. The Company competes with a number of independent software suppliers as well as large PLC and DCS manufacturers that provide interface software along with their hardware products. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than the Company. Certain of these organizations may also have greater name recognition and a larger installed base than the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's product offerings. These organizations could also bundle existing or new products with other products or systems to compete with the Company. The Company expects competition to increase and the Company's market share may decline as other companies introduce additional and more competitive Microsoft Windows-based products in this emerging market segment. As the market for industrial automation and process control software products develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring, or forming strategic alliances with, competitors of the Company. There can be no assurance that the Company will be able to compete successfully in the future.

Proprietary Rights

         The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. However, the Company has no patents and existing copyright laws afford only limited practical protection for its software. Furthermore, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain foreign jurisdictions. In addition, in some instances the Company licenses its products under agreements that give licensees limited access to the source code of the Company's products. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary.

         The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protection of its technology. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that its software will become increasingly the subject of claims that such software infringes the rights of others. See Note 9 of Notes to Consolidated Financial
Statements for a description of legal proceedings involving the Company pertaining to proprietary rights and the Company's intellectual property.

Employees

         As of December 31, 1996, the Company employed 443 full-time employees, of which 212 were engaged in sales, marketing and technical support, 35 in general management, administration and finance, 144 in software development and engineering and 52 in operations. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its employee relations are good.

Executive Officers

         Roy H. Slavin, 51, has served as Chairman, President and Chief Executive Officer since December 1995. From July 1995 to November 1995, he served as President and Chief Operating Officer of the Company. From October 1993 to June 1995, he was President and Chief Executive Officer of Siemens Industrial Automation, Inc., a manufacturer of industrial automation components and systems. From January 1986 to September 1993, he was President and Chief Executive Officer of Potter and Brumfield, Inc. (A Siemens Company), a manufacturer of electronic components.

         Sam M. Auriemma, 44, has served as Vice President of Finance, Chief Financial Officer and Secretary since April 1996. From September 1990 to March 1996, he served as Vice President of Finance and Chief Financial Officer of Locus Computing Corporation, a software and software services company.

         Joe L. Cowan, 47, has served as Vice President of Marketing since December, 1995. From December 1993 to November 1995, he held various sales and marketing positions with the Company. From April 1992 to November 1993, Mr. Cowan was Director of Automation Business for Lanex, Inc., a system integration company for industrial automation. From January 1989 to March 1992, he was Vice President of Systems for Eurotherm, Inc., a process control company.

Risk Factors

         In addition to the other information set forth in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

Short Operating History; Fluctuations in Quarterly Operating Results

         The Company has a limited operating history and, although the Company has experienced significant growth in recent periods, such growth rates are not sustainable and are not indicative of future operating results. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in introduction of products or product enhancements by the Company, its competitors or other providers of hardware, software and components for the industrial automation market; costs associated with product or technology acquisitions; the size and timing of individual orders; software "bugs" or other product quality problems; competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; regulatory requirements and political and economic instability in foreign markets; mix of products sold; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         Because the Company ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues and the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall.
Accordingly, operating results would be adversely affected by a reduction in revenues in that quarter since the majority of the Company's expenses are fixed. Any significant weakening in demand would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve profitability. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

Product Concentration

         Although the Company has introduced several new products over the last year, the bulk of the Company's revenues are still concentrated in the Wonderware InTouch family of products for industrial automation applications. The Company introduced the initial version of Wonderware InTouch in August 1989. Revenues from the Wonderware InTouch family of products have grown rapidly and represented over 85% of the Company's total revenues since 1990. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues. The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence some of the Company's market, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

Competition

         The market for the Company's products is intensely competitive. The Company expects competition to increase and the Company's market share to decline as other companies introduce additional and more competitive Microsoft Windows-based products in this emerging market segment. This trend is expected to accelerate with the release by Microsoft of Windows 95 and Windows NT 4.0. Many of the Company's present or anticipated competitors have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

Dependence on Microsoft Windows

         The Company's software development tools are designed for use with personal computers running in the Microsoft Windows operating environment, and future sales of the Company's products are dependent upon continued use of Windows and Windows NT. In addition, changes to Windows (such as the release of Windows 95) or Windows NT require the Company to continually upgrade its products. Any inability to produce upgrades or any material delay in doing so would adversely affect the Company's operating results. The successful introduction of new operating systems or improvements of existing operating systems that compete with Windows or Windows NT also could adversely affect sales of the Company's products and have a material adverse effect on the Company's operating results.

Rapid Technological Change

         The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. While the Company to date has been committed to the Microsoft Windows and Windows NT platforms, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

Integration of Recent Acquisition

         In December 1996, the Company purchased all outstanding shares of ICT-Wonderware GmbH not already owned by the Company. ICT-Wonderware GmbH is the distributor of the Company's products in Germany. The acquisition of ICT-Wonderware GmbH will divert some of the Company's management resources for an indefinite period of time. There can be no assurance that difficulties will not arise in integrating the operations of ICT Wonderware GmbH or that the Company will realize increased revenues as a result of the acquisition of ICT-Wonderware GmbH. The failure to accomplish any of the goals of this acquisition or the failure to successfully integrate the operations of ICT-Wonderware GmbH would have a material adverse effect on the Company's operating results and financial condition.

Non-Recurring Charges

         As a result of the acquisition of ICT-Wonderware GmbH, the Company incurred a charge in fiscal 1996 of approximately $1.3 million to reflect the write-off of purchased in-process research and development costs. There can be no assurance that the Company would not incur additional charges in subsequent periods to reflect costs associated with this acquisition. All of such costs may adversely affect the market price of the Common Stock.

Management of Growth

         The Company has recently experienced rapid growth in the number of employees, the scope of its operating and financial systems and the geographic area of its operations. This growth has resulted in an increase in the level of responsibility for both existing and new management personnel. To manage its growth effectively, the Company will be required to continue to implement and improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if the Company continues to grow. The Company may make additional acquisitions in the future. The

Company's management has only limited experience with acquisitions, which involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired companies.

Key Employees

         The Company's continued success will depend upon its ability to retain a number of key employees, most of whom are not subject to employment agreements or agreements that restrict their ability to compete with the Company following the termination of their employment. In addition, the Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business.

Reliance upon Distribution Channel

         The Company has relied and expects to continue to rely primarily on independent distributors for the marketing and distribution of its products. These distributors may also represent other lines of products, some of which may be complementary to or competitive with the Company's products. The Company's distributors are not within the control of the Company and are not obligated to purchase products from the Company. While the Company encourages its distributors to focus primarily on the promotion and sale of the Company's products, there can be no assurance that these distributors will not give higher priority to the sale of other products, including products developed by existing or potential competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could adversely affect the Company's operating results. There can be no assurance as to the continued viability or financial stability of the Company's distributors, the Company's ability to retain its existing distributors or the Company's ability to add new distributors in the future. In addition, as a result of new product introductions or pricing actions by the Company or others, the Company's distributors or end-users may alter the expected timing of their product purchases, thereby exacerbating the possible variability of the Company's quarterly operating results.

Dependence on General Economic Conditions

         Based in part on the growth in the overall market for and the Company's penetration of the industrial automation software market, as well as the geographic and industry diversity of the Company's customers, the Company believes that general economic conditions have not had a material adverse effect on the Company's results of operation to date. There can be no assurance, however, that economic conditions will not have a material adverse effect on the Company in the future.

International Sales

         The Company derived approximately $27.0 million (42%) of its total revenues from international sales during 1996. The Company expects that international sales will continue to represent a significant percentage of its total revenues. The Company's international operations are subject to various risks, including exposure to currency fluctuations, regulatory requirements, political and economic instability and trade restrictions. With the acquisition of ICT-Wonderware GmbH, the Company now operates directly in Germany is now exposed to the risks of fluctuations in the deutsch mark relative to the dollar. Although the Company's sales in other international markets are typically made in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have an adverse impact on the effective price of the Company's products in its international markets. In addition, the Company's business may be adversely affected by lower sales levels in Europe, which typically occur during the summer months.

Dependence on Proprietary Rights

         The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. However, the Company has no patents, and existing copyright laws afford only limited practical protection for the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain foreign jurisdictions. In addition, in some instances the Company licenses its products under agreements that give licensees limited access to the source code of the Company's products. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that such software will become increasingly the subject of claims that such software infringes the rights of others.

         Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms, or at all. See Note 9 of Notes to Consolidated Financial Statements for a description of litigation involving the Company pertaining to proprietary rights and the Company's intellectual property.

Potential Volatility of Stock Price

         The Company believes factors such as quarterly fluctuations in results of operations and announcements of new products by the Company or by its competitors may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may adversely affect the market price of the Company's Common Stock.


Anti-Takeover Effects of Certain Charter Provisions, Unissued Preferred Stock and Delaware Law

         The Company's Board of Directors has the authority, without action by the stockholders, to fix the rights and preferences of and to issue shares of Preferred Stock. In February 1996, the Board of Directors adopted a Preferred Share Purchase Rights Plan (commonly known as a "poison pill"), which may have the effect of delaying or preventing a change in control of the Company. The Company is also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Furthermore, certain provisions of the Company's Certificate of Incorporation and Bylaws may discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current prices, and may limit the ability of the stockholders to approve transactions that they deem to be in their best interests.


Item 2.  Properties

         The Company's principal sales, marketing, technical support, administration, product development and support facilities occupy an aggregate of 100,000 square feet in four office buildings in Irvine, California. The lease agreements with respect to such space expire between July 1998 and January 2002. In addition, the Company leases sales office space in the metropolitan areas of several cities. The Company also leases office space for its development centers in York, Pennsylvania; and Johnson City, Tennessee. The Company considers its leased real property adequate for its current and reasonably foreseeable needs.


Item 3.  Legal Proceedings

         In July 1995, The Foxboro Company ("Foxboro") initiated litigation against SSE in the U.S. District Court for the District of Massachusetts to delay the acquisition of SSE by the Company and subsequently amended its complaint to assert additional claims with respect to Foxboro's ownership interest in certain software developed by SSE, which interest is subject to a repurchase right in favor of SSE. Following the completion of the acquisition of SSE by the Company, Foxboro withdrew its initial claims related directly to the acquisition. SSE has tendered payment to Foxboro for the repurchase of Foxboro's asserted ownership interest in the subject software, which Foxboro has rejected. In January 1996 SSE filed its answer and counterclaim to Foxboro's amended complaint, seeking damages based upon SSE's allegation that Foxboro breached its contractual obligation to sell its interest in the subject software. In January 1997, the parties negotiated an agreement for the mutual dismissal, without prejudice, of the claims asserted in the litigation. Further proceedings in the litigation have been stayed pending execution of the written agreement of dismissal.

In December 1995, RWT Corporation (RWT) filed an action in the U.S. District Court for the Northern District of Illinois against the Company alleging that the Company's use of the term "INTRACK" violated RWT's alleged federal trademark and related rights to the term "ONTRACK." In its answer, the Company denied RWT's allegations and asserted a counterclaim seeking that the "ONTRACK" trademark be declared invalid. In October 1996, the parties entered into a settlement of these proceedings, the specific terms of which are confidential, and the action was dismissed with prejudice.

In July 1996, the Company filed a complaint in the Superior Court of California for the County of Orange against Constantin S. Delivanis and Vladimir Preysman, formerly the Vice President and Vice President-Engineering, respectively, of the Company's Cupertino Development Center. This complaint alleges fraud, negligent misrepresentation, duress, securities fraud, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty against Messrs. Delivanis and Preysman. The Cupertino Development Center was established in 1995 upon the Company's acquisition of EnaTec Software Systems, Inc., in which Messrs. Delivanis and Preysman owned a substantial majority of the stock. The Company is seeking compensatory and punitive damages with respect to its claims, as well as the costs incurred in pursuing these claims. Mr. Delivanis and Mr. Preysman's employment with the Company was terminated. Both Mr. Delivanis and Mr. Preysman answered the complaint and asserted cross-claims against the Company, alleging breach of contract, termination in violation of public policy, defamation (slander per se), intentional infliction of emotional distress, negligent infliction of emotional distress, negligence, common law fraud and deceit, and civil conspiracy. Both requested relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing their cross-claims. In addition, in September 1996, Mr. Delivanis, Mr. Preysman, and the Delivanis Family Trust filed a complaint for declaratory judgment and specific performance, seeking registration of certain Wonderware common stock. The Company intends to file an answer and cross-complaint in response. Further, in December 1996, Mr. Delivanis, Mr. Preysman and the Delivanis-Kibrick Family Trust filed a complaint in the United States District Court, Northern District of California. This complaint was served on the Company in late January 1997 and alleges securities law violations, fraud and deceit, and negligent misrepresentation. The Company also intends to file an answer and cross-complaint in this action. The Company intends to vigorously defend the allegations made against it; however, it is too early to determine the impact, if any, of these proceedings on the Company, its financial condition or the results of the Company's operations.

In October 1996, the Company filed a complaint in the U.S. District Court for the Central District of California against Cyberlogic Technologies, Inc. (Cyberlogic) and Intellution, Inc. (Intellution). The complaint alleges that Cyberlogic and Intellution have infringed the copyright in a particular software program which Cyberlogic originally developed under contract for the Company and seeks preliminary and permanent injunctive relief as well as actual and punitive damages and attorneys fees. In October 1996, the Court issued a temporary restraining order against Cyberlogic and Intellution, and pursuant to the Court's order, U.S. Marshals seized and copied certain materials at the offices of Cyberlogic and Intellution. In January 1997, the Court entered its preliminary injunction which generally bars Cyberlogic and Intellution from marketing or otherwise distributing any infringing copies of the computer software at issue in the proceeding. In February 1997, Intellution filed its appeal of the preliminary injunction to the U.S. Court of Appeals for the Ninth Circuit, and the Court denied the defendants' requests to stay the injunction pending appeal. Although Intellution has filed its answer to the Company's complaint in this proceeding, Cyberlogic has yet to file an answer. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

In December 1996, Cyberlogic submitted a demand for arbitration of the underlying contractual issues involved in these proceedings. Cyberlogic's arbitration demand purports to seek damages and attorneys' fees in unspecified amounts and injunctive relief. The Company has generally agreed to proceed to arbitration based upon the current status of these proceedings. Dates for hearing the arbitration and other related events have not yet been set. The Company believes the allegations in Cyberlogic's arbitration demand to be without merit and intend to vigorously defend itself against these claims. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

In January 1997, the Company received a copy of a complaint which Cyberlogic filed in the U.S. District Court for the Eastern District of Michigan. Among other claims, this complaint purports to claim damages in excess of $40 million and injunctive relief for the Company's alleged infringement of certain software programs which Cyberlogic contends it owns. The Company has not yet filed its formal response to this complaint. The Company believes the allegations in Cyberlogic's complaint to be without merit and intends to vigorously defend itself against these claims. Further, the Company believes that these claims arise out of or relate to the proceeding pending in the U.S. District Court of the Central District of California and the anticipated arbitration proceeding, where they should be adjudicated. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

In December 1996, the Company was notified that a complaint had been filed in the U.S. District Court for the Eastern District of Pennsylvania by Otto M. Voit, III. In the complaint, Mr. Voit purports to be acting on behalf of all former holders of common stock, or options to acquire common stock, of SSE, which was acquired by the Company in a stock-for-stock merger in August 1995. Mr. Voit alleges in the complaint that the Company and certain of its officers who have also been named as defendants in the action made or caused to be made materially false and misleading statements and concealed material information in connection with the acquisition of SSE by the Company. In the complaint, Mr. Voit claims that these alleged misrepresentations and omissions constitute violations of the Securities Exchange Act of 1934, as amended, Rule 10b-5 thereunder and various state securities laws, common law fraud, negligent misrepresentation, fraudulent inducement to enter into a contract and inducement to enter into a contract by material misrepresentation and request relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing his claims. In January 1997, the Company filed a motion to dismiss the complaint on several grounds. No hearing date has been set on the motion. The case is in a preliminary stage, and no discovery has been conducted to date. The Company believes the allegations in the complaint to be without merit and intends to vigorously defend itself and the other defendants, each of whom has been previously indemnified by the Company in connection with his employment as an officer of the Company, against the claims stated in the complaint. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.



Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock trades on the NASDAQ National Market System under the symbol "WNDR." The following table sets forth for the periods indicated the high and low sale prices for the common stock reported by the NASDAQ National Market System. These prices do not include retail markups, markdowns or commissions.

         1996                 High              Low
         ----                ------            -----
Fourth Quarter              $11 1/4           $ 7
Third Quarter               $19 3/8           $ 7 7/8
Second Quarter              $24 5/8           $17 7/8
First Quarter               $24 3/4           $14 1/4

         1995                 High              Low
         ----                ------            -----
Fourth Quarter              $39 1/4           $12 3/4
Third Quarter               $42 1/4           $33 3/4
Second Quarter              $42 3/4           $27 1/2
First Quarter               $33 1/2           $26 1/4

         1994                 High              Low
         ----                ------            -----
Fourth Quarter              $35 1/2           $20 1/2
Third Quarter               $23               $13 1/4
Second Quarter              $17 3/4           $12
First Quarter               $23 3/4           $16

There were approximately 303 holders of record of the common stock as of February 28, 1997. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank line of credit prohibits the Company from paying cash dividends without the bank's prior approval. See Note 10 of Notes to Consolidated Financial Statements.

The Company believes factors such as quarterly fluctuations in the results of operations and announcements of new products by the Company or by its competitors may cause the market price of the common stock to fluctuate, perhaps substantially. In addition, the stock market in general, and the shares of technology stocks in particular, have historically experienced extreme price fluctuations. These broad market and industry fluctuations may adversely affect the market price of the Company's common stock.

Item 6.  Selected Financial Data

         The following information should be read in conjunction with the consolidated financial statements and related notes.

(In thousands, except per share data)                       1996             1995             1994           1993            1992
------------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31
Total revenues ...................................        $ 64,924         $ 55,011         $ 35,705        $ 21,328        $ 11,329
Operating income (loss) before
    acquired in-process research
    and development costs ........................          (8,940)          11,388            9,772           5,603           2,702
Operating income (loss) ..........................         (10,240)         (21,703)           9,772           5,603           2,702
Net income (loss) ................................          (6,121)         (14,302)           7,575           3,823           1,642
Net income (loss) per share (1) ..................        $  (0.45)        $  (1.13)        $   0.58        $   0.36        $   0.17
Weighted average common shares (1) ...............          13,658           12,650           13,131          10,695           9,625
Cash generated from operations ...................        $    358         $  5,528         $  8,825        $  4,000        $  2,054


As of December 31
Cash and short-term investments ..................        $ 52,169         $ 66,925         $ 58,482        $ 36,359        $  2,720
Working capital ..................................          55,545           71,393           59,532          37,274           2,933
Total assets .....................................          93,689           91,362           71,613          42,000           6,449
Long-term obligations ............................                                                                                61
Stockholders' equity (2) .........................          78,606           81,841           65,749          39,433           3,655


(1) See Note 2 of Notes to Consolidated Financial Statements for a description of shares used in calculating net income (loss) per share.
(2)  Includes amounts attributable to preferred stock outstanding through 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion for Wonderware Corporation (the Company) contains forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as elsewhere in this Report.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                                           Year Ended December 31,
                                                          1996      1995      1994
                                                        ----------------------------
Total revenues                                             100%      100%      100%
Cost of sales                                                7%        5%        6%
                                                        ----------------------------
    Gross profit                                            93%       95%       94%
Operating expenses:
Research and development                                    29%       19%       17%
Selling, general and administrative                         74%       53%       50%
Restructuring and severance costs                            3%        2%
                                                        ----------------------------
Operating income (loss) before acquired in-process
    research and development costs                         -13%       21%       27%
Acquired in-process research and development costs           2%       60%
                                                        ----------------------------
    Operating income (loss)                                -15%      -39%       27%
Other income, net                                            4%        5%        5%
                                                        ----------------------------
    Income (loss) before provision for income taxes        -11%      -34%       32%
Provision (benefit) for income taxes                        -2%        8%       11%
                                                        ----------------------------
    Net income (loss)                                       -9%      -26%       21%
                                                        ============================

Comparison of 1996 to 1995

         Total revenues. Total revenues include sales of software licenses and services, less promotional discounts and sales returns. The Company's revenues for 1996 increased 18 percent to $64.9 million from $55.0 million in 1995. This increase resulted primarily from increased unit sales of the Wonderware InTouch product line. The revenue increase also reflected to a lesser extent increased sales of the Wonderware InTrack products and the introduction of Wonderware InBatch. Revenues also increased slightly due to the acquisition of ICT-Wonderware GmbH (ICT-Wonderware), the Company's distributor in Germany. Revenues subsequent to the close of the acquisition in mid-December 1996 reflect higher unit sales prices because there is no longer a distributor markdown associated with such sales.

         Revenues from the Wonderware InTouch product line represented approximately 85 percent of the Company's total sales in 1996 as compared to 90 percent in 1995. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's total sales in future periods, but that the share of revenues derived from other products will increase if new products introduced by the Company gain market acceptance.

         International sales increased to $27.0 million in 1996 from $23.6 million in 1995. Despite overall growth in international sales during 1996, international sales growth has slowed relative to total sales, contributing 42 percent of total revenues for 1996 as compared to 43 percent in 1995. The decline in international sales growth is primarily due to the increased competitive pressures and a recessionary economy in Europe. The Company expects that international sales will continue to represent a significant portion of its total revenues. The Company's international operations are subject to various risks, including seasonality, regulatory requirements, political and economic instability and trade restrictions. Although the Company's sales have been typically made in US dollars, the Company's recently acquired German operation conducts its business in German marks. Therefore, a portion of the Company's revenues are now directly subject to the risk of currency fluctuations in that market. In addition, a weakening in the value of foreign currencies relative to the US dollar could have an adverse impact on the effective price of the Company's products in other international markets. The Company expects that it will increasingly be required to transact in local currencies in order to further its growth internationally and will become more directly exposed to the risk of foreign currency fluctuations.

         The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of some of the Company's markets, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change, price reductions or otherwise would have a material adverse effect on the Company's operating results. There can be no assurance that the Company's historical growth rates or operating margins will resume or, if resumed, will be sustained in the future.

         During 1997, the Company plans to begin shipment of the Wonderware FactorySuite. There will be two versions of the FactorySuite. These suites will bundle together the development versions of most of the Company's products into a single package. The Wonderware Factory Suite will be sold at a greatly reduced price when compared to buying each of the Company's current products separately. The large discount available to the customer when buying the Wonderware FactorySuite could have an adverse impact on the Company's future revenues from its other products. Also, it is expected that some of the Company's competitors, some of whom have greater resources than the Company, will offer similar suites of products. There can also be no assurance that the Wonderware FactorySuite will gain market acceptance.

         Gross profit. Cost of sales includes the costs of manuals, diskettes and duplication, packaging materials, assembly, paper goods, third party royalties and shipping. Cost of sales for the years ended December 31, 1996 and 1995 include the amortization of developed technology acquired as part of the acquisition of Soft Systems Engineering, Inc. (SSE) in 1995 (see Note 2 of Notes to Consolidated Financial Statements). All internal costs related to research and development of software products and enhancements to existing products are expensed as incurred.

         The Company's gross margin decreased to 93 percent in 1996 from 95 percent in 1995. The decrease was primarily due to increased documentation included with recent releases of the Company's products. The product documentation is being converted to an electronic format, and the Company anticipates that this will result in cost savings, contingent upon the acceptance of the electronic documentation format by its customers. Gross margin is expected to decline over the next fiscal year as new products incorporating additional third party software royalties begin shipping. Gross profit increased 16 percent to $60.6 million in 1996 from $52.4 million in 1995 primarily due to increased revenues.

         Research and development expenses. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development effort. Research and development expenses for 1996 increased 77 percent to $18.8 million in 1996, from $10.6 million in 1995, and increased as a percentage of revenues to 29 percent from 19 percent. Approximately half of the increase in cost is attributable to operating expenses of entities acquired during the latter half of 1995. The remaining increase is primarily due to the addition of development personnel associated with the Company's core product line, as well as other products. The Company believes that the introduction of new technologies and products to the industrial automation market in a timely manner is crucial to its success. As a consequence, the Company has increased the amount of its expenditures on research and development. For the foreseeable future, the Company anticipates that it will continue to increase spending in absolute dollars on research and development for both the enhancement of current products, the addition of new product capabilities and the integration efforts associated with the Wonderware FactorySuite.

         Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial

Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no internal software development costs were capitalized as of December 31, 1996. Significant new products developed in the future may require the capitalization of internal software development expenses.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of compensation costs of administrative, sales and marketing personnel; advertising and promotional expenses; and customer service and technical support costs. Selling, general and administrative expenses increased 66 percent to $48.4 million in 1996 from $29.1 million in 1995, and increased as a percentage of revenue to 74 percent from 53 percent. The increase in the dollar amount of selling, general and administrative expenses was primarily due to the increased staffing in field sales and marketing required to further penetrate current and new markets for the Company's products; increased staffing in technical support to provide service to the Company's new product lines; increased staffing and other costs in administrative functions to support the overall growth of the Company; and operating costs associated with the entities acquired in the second half of 1995. The Company expects that such expenses will continue to increase in absolute dollars as it expands its worldwide sales distribution and customer support network to penetrate new markets for its production management products, as well as to increase worldwide market penetration for its Wonderware InTouch product line.

         Restructuring and severance costs. During the fourth quarter of 1996, the Company recorded a charge of $2.4 million for restructuring costs associated with the closure of its Cupertino, California, development center and the consolidation of its Manufacturing Business Systems group into the Company's York, Pennsylvania, development center. The charge includes accruals for severance, real property lease termination, transition bonuses and the costs of transferring development of the Wonderware InTrack product line from Cupertino to York.

         During the fourth quarter of 1995, the Company accrued severance costs totaling $1.3 million, including compensation and benefits expense, incurred in conjunction with the resignation of seven former executives of the Company.

         Acquired in-process research and development costs. As a result of the acquisition of ICT-Wonderware in December 1996, the Company incurred an after-tax charge of $1.3 million related to the allocation of purchase price to in-process research and development costs acquired in the transaction. As a result of the acquisitions of EnaTec Software Systems, Inc. (EnaTec) and SSE in July and August 1995, respectively, the Company incurred charges of $23.4 million ($33.1 million, net of taxes of $9.7 million) to reflect direct transaction costs and the allocation of purchase price to in-process research and development costs.

         Provision for income taxes. The Company recognized had an effective tax rate of 19 percent in 1996. The change in the rate for 1996 from 1995, exclusive of the tax effect related to the write-off on in-process research and development costs, was due to an increase in the valuation allowance recorded against the Company's deferred tax assets based on an evaluation of the recoverability of such deferred tax assets. Any tax benefits not realized by the Company in 1996 may be recoverable in future years should the Company generate taxable income in those years.

         Net loss. Due to the increasing level of spending in the areas of research and development, and in selling, general and administrative functions as discussed above, the Company anticipates that when the Company's operations return to profitability, net income as a percentage of total revenues will continue to be lower than historical levels. There can be no assurance as to when, if ever, the Company will resume profitable operations.

Comparison of 1995 to 1994

         Total revenues. The Company's revenues for 1995 increased 54 percent to $55.0 million from $35.7 million in 1994. The increase in revenues resulted primarily from increased unit sales of the Wonderware InTouch product line, due in part to investments in the Company's worldwide sales distribution and customer support network. Revenues from the Wonderware InTouch product line represented approximately 90 percent of the Company's total sales.

         International sales were $23.6 million, or 43 percent of total revenues, in 1995 and $13.7 million, or 38 percent of total revenues, in 1994. The growth in international sales was the result of increased market penetration, as well as expansion of the Company's presence in both Europe and Asia.

         The strategic acquisitions completed during the second half of 1995 did not result in significant additional revenue streams in 1995.

         Gross profit. The Company's gross margin increased to 95 percent in 1995 from 94 percent in 1994. The increase was primarily due to cost control measures implemented in the area of inventory purchasing, including the execution of volume purchase agreements. Gross profit increased 56 percent to $52.4 million in 1995 from $33.7 million in 1994 primarily due to increased revenues.

         Research and development expenses. Research and development expenses increased 72 percent to $10.6 million in 1995, from $6.2 million in 1994, and increased as a percentage of revenues to 19 percent from 17 percent. The Company believes that the introduction of new technologies and products to the industrial automation market in a timely manner is crucial to its success. As a consequence, the Company increased the amount of its expenditures on research and development in 1995, primarily through the employment of additional development personnel.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 64 percent to $29.1 million in 1995 from $17.8 million in 1994, and increased as a percentage of revenue to 53 percent from 50 percent. The increase in the dollar amount of selling, general and administrative expenses was primarily due to the increased staffing in field sales and marketing and administrative functions to support the overall growth of the Company, as well as the operating costs associated with the acquisitions.

         Acquired in-process research and development costs. As a result of the acquisitions of EnaTec and SSE the Company incurred an aggregate after-tax charges of $23.4 million in 1995 to reflect direct transaction costs and the allocation of purchase price to acquired in-process research and development costs.

         Provision for income taxes. The Company recognized income tax benefit at an effective rate of 24 percent in 1995, as compared to income tax expense at an effective rate of 34 percent in 1994. The change in the rate was due to the tax effect of in-process research and development costs.

Fluctuations in Quarterly Operating Results

         Many software companies experience seasonal variations in revenues, with soft domestic sales in the first quarter and soft European sales in the third quarter. Although the significant growth in the Company's total revenues over the past several years may have masked seasonal variations in the Company's operating results, the Company believes that its results of operations are subject to similar quarterly variations.

         The Company has experienced significant fluctuations in its quarterly operating results in the current year. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in introduction of products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the industrial automation market; costs associated with product or technology acquisitions; the size and timing of individual orders; software "bugs" or other product quality problems; competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in distributors' ordering patterns; changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; regulatory requirements and political and economic instability in foreign markets; mix of products sold; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         Because the Company ships software within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues and the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall.
Accordingly, operating results would be adversely affected by a reduction in revenues in that quarter since the majority of the Company's expenses are fixed. Any significant weakening in demand would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve profitability. Fluctuations in operating results may also result in volatility in the price of the Company's common stock.

         Based in part on the growth in the overall industrial automation software market and the Company's penetration of that market, as well as the geographic and industry diversity of the Company's customers, the Company believes that general economic conditions have not had a material adverse effect on the Company's results of operations to date. There can be no assurance, however, that economic conditions will not have a material adverse effect on the Company in the future.

Liquidity and Capital Resources

         The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and short-term investment balances. The short-term investments consist of highly rated, taxable, short-term securities selected to maximize the Company's after-tax return on its excess funds at a relatively low risk level. In 1996, operating activities provided cash totaling $358,000 primarily related to depreciation and amortization expense, an increase in accounts payable and the write-off of acquired in-process research and development costs offset by operating losses and increases in deferred taxes, other assets and inventory. In 1995, operating activities provided cash totaling $5.5 million primarily related to operating income before acquired in-process research and development costs, depreciation and amortization expense and increases in accrued expenses, offset by increases in deferred taxes, accounts receivable, and other assets. The net loss in 1995 resulted from the write-off of acquired in-process research and development costs. As these were non-cash transactions, the Company's liquidity was not impacted. In 1994, operating activities provided cash totaling $8.8 million primarily related to net income and depreciation and amortization expense and increases in accounts payable, accrued expenses and deferred revenues, offset by an increase in accounts receivable due to higher sales levels. At December 31, 1996, the Company's cash, cash equivalent and short-term investment balances totaled $52.2 million.

         During 1996, the Company generated cash from investing activities totaling $2.1 million. Net proceeds from sales and maturities of short-term investments generated approximately $18.4 million in cash. This was offset by $11.5 million used for the purchase of property and equipment and $4.8 million used for the purchase of the outstanding shares of ICT-Wonderware (see Note 12 of Notes to Consolidated Financial Statements). During 1995, the Company used cash in investing activities totaling $11.0 million. Of this amount, $4.8 million was used to purchase property and equipment, $555,000 was used in acquisitions and $5.7 million was used for the purchase of short-term investments. During 1994, the Company used cash in investing activities totaling $38.2 million. Of this amount, $32.8 million was used to purchase short-term investments, $2 million was invested in EnaTec and $800,000 was invested in ICT-Wonderware. The remaining cash used in investing activities in 1994 was primarily for the purchase of property and equipment.

         During 1996, the Company generated cash from financing activities of $1.4 million, primarily from funds generated through the exercise of stock options and sale of stock through the employee stock purchase plan. This was offset by payments of approximately $1.0 million against the credit line of ICT-Wonderware. During 1995, the Company generated cash from financing activities of $8.0 million, including tax benefits from the exercise of stock options totaling $6.0 million. The remaining cash was generated primarily through the exercise of stock options and the sale of common stock through the employee stock purchase plan. During 1994, the Company generated cash from financing activities of $18.8 million, primarily from the sale of common stock in its public offering completed in February 1994. Also, the Company realized tax benefits in 1994 totaling $2.9 million related to the exercise of stock options.

         The Company maintains an unsecured bank line of credit with a domestic bank expiring in May 1997 that provides for borrowings up to $5 million at the bank's prime rate. No borrowings were outstanding under the line of credit at December 31, 1996. The Company plans to renew the line of credit at terms comparable to the current agreement. The Company's new German subsidiary maintains a separate bank line of credit in Germany which expires in October 1997. This line of credit provides for maximum borrowings of DM900,000 at the German bank's prime rate. Approximately $289,000 of borrowings against the German credit line were outstanding as of December 31, 1996.

         The Company's principal commitments as of December 31, 1996 consisted primarily of leases on its headquarters and other facilities, and there were no material commitments for capital expenditures.

         The Company believes that its cash and short-term investment balances and availability under its bank lines of credit as of December 31, 1996, and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


Item 8.  Financial Statements and Supplementary Data

The following financial statements are filed as part of this Annual Report:

                                                                          Page

Independent Auditors' Report                                               26
Consolidated Balance Sheets as of December 31, 1996 and 1995               27
Consolidated  Statements  of Operations  for the years ended
  December 31, 1996, 1995 and 1994                                         28
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                         29
Consolidated  Statements of Stockholders' Equity for the
  years ended  December 31, 1996,  1995 and 1994                           30
Notes to  Consolidated  Financial Statements                               31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Wonderware Corporation
Irvine, California

         We have audited the accompanying consolidated balance sheets of Wonderware Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31,1996. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wonderware Corporation and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
January 30, 1997


                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                   ------------------------------------
                                                                         1996                1995
                                                                   -----------------    ---------------

                                     ASSETS
Current assets:
    Cash and cash equivalents ....................................     $ 26,487,553       $ 22,637,986
    Short-term investments .......................................       25,681,766         44,287,316
    Accounts receivable,  less allowance for
        doubtful accounts of $1,132,010 and
        $903,839 at December 31, 1996 and 1995 ...................       12,377,041          7,402,071
    Accounts receivable from a related party .....................                           3,037,108
    Inventories ..................................................        1,100,056            460,663
    Deferred tax assets ..........................................        2,184,687          2,139,690
    Prepaid expenses and other current assets ....................        2,796,136            948,387
                                                                       ------------       ------------
        Total current assets .....................................       70,627,239         80,913,221

Property and equipment, net ......................................       13,395,833          6,272,399
Investments ......................................................                             800,000
Goodwill, net ....................................................        4,829,792
Noncurrent deferred tax assets ...................................        3,736,296          1,967,711
Other assets .....................................................        1,099,703          1,408,265
                                                                       ------------       ------------
        Total assets .............................................     $ 93,688,863       $ 91,361,596
                                                                       ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit ..........................................     $    289,446
    Accounts payable .............................................        5,210,079       $  1,532,721
    Accrued employee incentive compensation ......................          977,793            833,627
    Accrued commissions ..........................................          309,845            450,287
    Income taxes payable .........................................           80,247            438,548
    Accrued payroll and related liabilities ......................        2,845,333          2,939,677
    Other accrued liabilities ....................................        3,728,163          2,090,756
    Deferred revenue .............................................        1,641,605          1,234,640
                                                                       ------------       ------------
        Total current liabilities ................................       15,082,511          9,520,256
Commitments
Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000
        shares authorized; no shares  issued or
        outstanding  as of December  31, 1996 and 1995
    Common stock, $.001 par value; 50,000,000 shares
        authorized; 13,865,896 and 13,247,610 shares
        issued and outstanding at December 31, 1996 and 1995 .....           13,866             13,248
    Additional paid-in capital ...................................       86,424,172         83,331,383
    Unrealized gain (loss) on short-term investments .............          (14,905)           192,698
    Accumulated deficit ..........................................       (7,816,781)        (1,695,989)
                                                                       ------------       ------------
        Net stockholders' equity .................................       78,606,352         81,841,340
                                                                       ------------       ------------
        Total liabilities and stockholders' equity ...............     $ 93,688,863       $ 91,361,596
                                                                       ============       ============


See accompanying notes to consolidated financial statements.




                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                               ----------------------------------------------------
                                                                    1996              1995              1994
                                                               ----------------  ----------------  ----------------
Revenues:
Product and license revenue ...........................         $ 59,392,416       $ 46,339,271      $32,809,231
Product and license revenue from a related party ......            2,472,834          6,697,668        2,042,548
Service contract revenue ..............................            3,059,092          1,973,994          853,501
                                                                ------------       ------------      -----------
    Total revenues ....................................           64,924,342         55,010,933       35,705,280
Cost of sales .........................................            4,298,174          2,581,032        2,022,042
                                                                ------------       ------------      -----------
    Gross profit ......................................           60,626,168         52,429,901       33,683,238
Operating expenses:
Research and development ..............................           18,788,930         10,607,252        6,155,473
Selling, general and administrative ...................           48,427,057         29,114,618       17,755,308
Restructuring and severance costs .....................            2,350,000          1,319,624
                                                                ------------       ------------      -----------
    Operating income (loss) before acquired
    in-process research and development costs .........           (8,939,819)        11,388,407        9,772,457
Acquired in-process research and development costs ....            1,300,000         33,091,626
                                                                ------------       ------------      -----------
    Operating income (loss) ...........................          (10,239,819)       (21,703,219)       9,772,457
Other income, net .....................................            2,713,807          2,815,232        1,627,611
                                                                ------------       ------------      -----------
    Income (loss) before provision for income taxes ...           (7,526,012)       (18,887,987)      11,400,068
Provision (benefit) for income taxes ..................           (1,405,220)        (4,586,320)       3,824,731
                                                                ------------       ------------      -----------
    Net income (loss) .................................         $ (6,120,792)      $(14,301,667)     $ 7,575,337
                                                                ============       ============      ===========

Net income (loss) per common and common
    equivalent share ..................................                (0.45)             (1.13)            0.58

Weighted average common and common
    equivalent shares .................................           13,658,344         12,650,347       13,131,448





















See accompanying notes to consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                              ------------------------------------------------------
                                                                                   1996               1995                1994
                                                                              ----------------   ----------------    ---------------
Cash flows from operating activities:
    Net income (loss) ..................................................       $ (6,120,792)       $(14,301,667)       $  7,575,337

    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Depreciation and amortization ..................................          5,326,483           2,214,285             979,166
        Provision for doubtful accounts ................................            241,302             558,306             224,539
        Deferred taxes .................................................         (1,813,582)        (10,940,515)           (413,712)
        Compensation costs related to stock options ....................            636,177             283,485             149,027
        Acquired in-process research and development costs .............          1,300,000          33,091,626
        Changes in operating assets and liabilities, net of
        the effect of acquisitions:
            Accounts receivable ........................................           (318,700)         (5,637,205)         (3,019,642)
            Income tax refund receivable ...............................                                                    248,255
            Inventories ................................................           (519,248)            (82,316)           (219,687)
            Prepaid expenses and other current assets ..................           (597,856)         (1,778,372)           (279,506)
            Accounts payable ...........................................          1,540,929             315,174             688,061
            Accrued employee incentive compensation ....................             (6,979)              5,136               4,895
            Accrued commissions ........................................           (140,442)             71,245             162,508
            Income taxes payable .......................................           (353,788)            185,693             247,275
            Accrued payroll and other accrued liabilities ..............            777,049           1,225,011           1,839,778
            Deferred revenue ...........................................            406,965             318,235             638,426
                                                                               ------------        ------------        ------------
            Net cash provided by operating activities ..................            357,518           5,528,121           8,824,720
Cash flows from investing activities:
    Purchases of property and equipment ................................        (11,536,732)         (4,787,285)         (2,351,729)
    Investment in affiliate ............................................                                                 (2,800,000)
    Net effect of pooling of interests .................................                                                   (243,320)
    Cash paid for acquisitions, net of cash acquired ...................         (4,808,388)           (554,533)
    Sales and maturities of short-term investments .....................         94,685,231          67,855,628          13,962,055
    Purchases of short-term investments ................................        (76,287,284)        (73,544,027)        (46,768,274)
                                                                               ------------        ------------        ------------
            Net cash provided by (used in) investing activities ........          2,052,827         (11,030,217)        (38,201,268)
Cash flows from financing activities:
    Proceeds from exercise of stock options ............................            875,853           1,621,552             167,998
    Tax benefit related to exercise of stock options ...................                              5,994,301           2,904,143
    Payments on bank line of credit ....................................         (1,018,008)           (592,989)
    Repayment of loan payable to employee ..............................                                                   (283,418)
    Deferred offering costs ............................................                                                    142,302
    Net proceeds from issuance of common stock .........................          1,581,377             969,470          15,834,434
                                                                               ------------        ------------        ------------
           Net cash provided by financing activities ...................          1,439,222           7,992,334          18,765,459
                                                                               ------------        ------------        ------------
Net increase (decrease) in cash and cash equivalents ...................          3,849,567           2,490,238         (10,611,089)
Cash and cash equivalents, beginning of period .........................         22,637,986          20,147,748          30,758,837
                                                                               ------------        ------------        ------------
Cash and cash equivalents, end of period ...............................       $ 26,487,553        $ 22,637,986        $ 20,147,748
                                                                               ============        ============        ============

Supplemental cash flow information:
    Interest paid ......................................................       $      7,931        $      1,830        $     33,334
    Income taxes paid ..................................................       $    748,625        $    215,712        $    813,759


Detail of businesses acquired in purchase business
    combinations:
    Acquired in-process research and development costs .................       $  1,300,000        $ 33,091,626
    Goodwill ...........................................................          4,850,000
    Fair value of assets acquired (net of previous
    investment) ........................................................          3,132,171             645,632
    Common stock issued in acquisitions ................................                             21,260,477
    Cash paid for acquisitions, net of cash acquired ...................          4,808,388             554,533
    Liabilities assumed or created .....................................          4,473,783          11,922,248







See accompanying notes to consolidated financial statements.



                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                         Unrealized
                                                  Common stock            Additional     Gain (Loss)     Retained         Net
                                              -----------------------       Paid-in      Short-term      Earnings    Stockholders'
                                              Shares           Amount       Capital      Investments     (Deficit)       Equity
                                         -------------------------------------------------------------------------------------------
Balance, January 1, 1994 .............     10,836,056    $     10,836    $ 34,138,908                  $  5,283,661    $ 39,433,405

Acquisition accounted for as
  pooling of interests ...............         78,137              78           9,922                      (253,320)       (243,320)
Compensation costs related to
  stock option grants ................                                        149,027                                       149,027
Stock options exercised ..............        338,405             339         167,659                                       167,998
Tax benefit related to exercise
  of stock options ...................                                      2,904,143                                     2,904,143
Proceeds from sale of common
  stock ..............................        845,576             845      15,833,589                                    15,834,434
Unrealized loss on short-term
  investments ........................                                                   $  (71,883)                        (71,883)
Net income ...........................                                                                    7,575,337       7,575,337
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 1994 ...........     12,098,174          12,098      53,203,248       (71,883)     12,605,678      65,749,141

Common stock issued in
  acquisitions .......................        571,168             571      21,259,906                                    21,260,477
Compensation costs related to
 stock option grants .................                                        283,485                                       283,485
Stock options exercised ..............        527,728             528       1,621,024                                     1,621,552
Tax benefit related to exercise
  of stock options ...................                                      5,994,301                                     5,994,301
Proceeds from sale of common
  stock ..............................         50,540              51         969,419                                       969,470
Unrealized gain on short-term
    investments ......................                                                      264,581                         264,581
Net loss .............................                                                                  (14,301,667)    (14,301,667)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 1995 ...........     13,247,610          13,248      83,331,383       192,698      (1,695,989)     81,841,340

Compensation costs related to
  stock option grants ................                                        636,177                                       636,177
Stock options exercised ..............        472,640             473         875,380                                       875,853
Proceeds from sale of common
  stock ..............................        145,646             145       1,581,232                                     1,581,377
Unrealized loss on short-term
    investments ......................                                                     (207,603)                       (207,603)
Net loss .............................                                                                    (6,120,792)    (6,120,792)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 1996 ...........     13,865,896    $     13,866    $ 86,424,172   $   (14,905)    $ (7,816,781)  $ 78,606,352
                                         ===========================================================================================






















See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For The Years Ended December 31, 1996, 1995 and 1994

1.    General

Nature of Operations - Wonderware Corporation (the Company) is primarily engaged in the development and marketing of microcomputer software for use in the worldwide industrial automation market. Its customers include end users, system integrators and original equipment manufacturers. The Company markets its products principally through distributors and grants credit to customers in a wide range of industries.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Significant Accounting Policies

Cash and Equivalents - The Company considers all highly-liquid, short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments - The Company's short-term investments, consisting entirely of highly rated, taxable debt securities, have been classified as "available for sale" and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, have been recorded at fair value as of December 31, 1996 and 1995. Unrealized gains or losses on such investments as of December 31, 1996 and 1995 have been recorded as a separate component of stockholders' equity (see Note 3).

Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1996, the Company believes that the carrying amounts of cash and cash equivalents, receivables, bank line of credit and trade payables approximate fair value because of the short maturity of these financial instruments.

Inventories - Inventories, consisting primarily of software program storage media, related user manuals, and packaging materials are valued at the lower of cost, determined on the first-in, first-out method, or market.

Depreciation and Amortization - Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the economic useful lives of the assets or the related lease term. Intangible assets, including goodwill, are amortized over the estimated useful life of the asset.

Goodwill - Goodwill is amortized over ten years on a straight line basis. The Company will periodically review the value of goodwill to determine whether or not an impairment to such value has occurred.

Other Assets - Other assets include the cost of technology procured in the acquisition of Soft Systems Engineering, Inc. (SSE) in 1995, technology acquired from Professional Technology Management (PTM) in 1995, and the cost of non-compete agreements executed with certain former shareholders of PTM. The Company is amortizing these assets over an estimated useful life of three years.

Software Development Costs - Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no internally generated software development costs have been capitalized as of December 31, 1996 or 1995.

Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company will periodically review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred.

Revenue Recognition - Revenues from the licensing of computer software products are recognized upon delivery of the products to customers in accordance with Statement of Position 91-1, Software Revenue Recognition, as there are no significant vendor obligations remaining and collection of the related receivable is probable. The Company accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such costs and recognizing them ratably on completion of performance. The Company also offers its customers a 60-day right of return on sales (returns over 30 days from shipment are subject to restocking charges) and records an estimate of such returns at the time of product delivery based on historical experience. Revenues related to version support contracts with customers are deferred and amortized over the terms of the contracts, which range from six to eighteen months.

Income Taxes - The provision for income taxes is determined in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

Translation of Foreign Currencies - Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year end exchange rate. The related translation adjustments are recorded in the statement of operations because the functional currency is considered to be U.S. dollars. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in net income (loss). Realized and unrealized foreign currency gains and losses for the years presented were not material.

Net Income (Loss) Per Share - Net income (loss) per share is computed based on the weighted average number of common shares outstanding each year using the treasury stock method. Outstanding stock options are excluded from the calculation of net loss per share for 1996 and 1995 as they are anti-dilutive. Outstanding stock options are considered common stock equivalents and are included in the calculation of net income per share for 1994.

3.    Short Term Investments

The Company's short-term investments as of December 31, 1996 and 1995 consist almost entirely of debt securities issued by the United States or its agencies, states of the United States and political subdivisions of the states and are recorded at an aggregate fair value of $25,681,766 and $44,287,316, respectively. The amortized cost basis of these investments was $25,696,671 at December 31, 1996 and $44,094,618 at December 31, 1995. Gross unrealized holding gains and losses, respectively, were $3,029 and $17,934 at December 31, 1996 and $196,547 and $3,849 at December 31, 1995. The net unrealized holding gain (loss) as of the end each year is included in stockholders' equity.

During 1996, proceeds from the sale of short-term investments totaled $94,685,231. Gross realized gains and losses from these sales were $192,341 and $21,273, respectively. During 1995, proceeds from the sale of short-term investments totaled $67,855,628. Gross realized gains and losses from these sales were $53,363 and $8,203, respectively. The cost of the investments sold was determined through specific identification.

4.    Property and Equipment

The following table summarizes the components of property and equipment:

                                                           December 31,
                                                   -----------------------------
                                                       1996            1995
                                                   ------------    ------------
Leasehold improvements                             $  3,162,692    $  1,554,132
Data processing equipment                            14,911,819       6,211,081
Furniture, fixtures and other equipment               4,514,703       2,724,014
                                                   ------------    ------------
                                                     22,589,214      10,489,227
Less: accumulated depreciation                       (9,193,381)     (4,216,828)
                                                   ============    ============
    Property and equipment, net                    $ 13,395,833    $  6,272,399
                                                   ============    ============

5.    Stockholders' Equity

Public Stock Offerings - In February 1994, the Company completed a public stock offering in which it sold 800,000 shares of its common stock at a price of $20.50 per share. The net proceeds raised by the Company in the offering were approximately $15 million.

Stock-Based Compensation Plans- At December 31, 1996 the Company has two types of stock-based compensation plans, which are described below. The Company accounts for these plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for stock options granted at below fair market value, and for stock options granted in connection with a guaranteed gain contract. Options were granted at below fair market value to selected employees at various times from 1992 to 1995. The compensation expense that has been charged against income for options granted at below market rates was $486,703, $157,828, and $149,027 in 1996, 1995 and 1994, respectively.
In 1995 the Company entered into a guaranteed gain contract with the Chief Executive Officer of the Company in connection with the grant of 200,000 options under the Wonderware Corporation 1989 Stock Option Plan (1989 Plan) (see Note
7). Under the terms of the contract, the officer will receive a minimum gain of $1,250,000 related to the options. The guaranteed gain amount is reduced by the maximum total gain achieved by the vested options during the vesting period. The compensation expense that has been recognized in connection with the guaranteed gain contract was $149,474 and $125,657 in 1996 and 1995, respectively. A credit is recorded to additional paid-in capital to reflect the stock option compensation expense amounts recognized. The income tax effect of any difference between the market price of the Company's common stock at the grant date and the market price at the exercise date is credited to additional paid-in capital.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). As permitted by SFAS No. 123, the Company has chosen to continue to account for its stock-based compensation plans under APB 25 and provide the expanded disclosures specified in SFAS No. 123.

Had compensation cost been determined using the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                            1996              1995
                                        -------------    -------------
Net loss              As reported       $ (6,120,792)    $(14,301,667)
                      Pro forma         $ (9,175,244)    $(16,020,383)

Loss per share        As reported       $      (0.45)    $      (1.13)
                      Pro forma         $      (0.67)    $      (1.27)

Fixed option plans

The Company has five fixed option plans. The 1989 Plan provides for granting incentive stock options or non-statutory stock options to all employees, non-employee members of the Board of Directors (the Board) and consultants who provide valuable services to the Company. The 1989 Plan allows for the issuance of options covering 4,000,000 shares of common stock. The option price per share may not be less than 100 percent of the fair market value of a share of common stock on the grant date as determined by the Board for incentive stock options and 85 percent of fair market value for non-statutory stock options. For incentive stock options, the exercise price may not be less than 110 percent of the fair market value of a share of common stock on the grant date for any individual possessing 10 percent or more of the voting power of all classes of stock of the Company. The timing of exercise for individual option grants is at the discretion of the Board, and the options expire no later than ten years after the grant date (five years in the case of incentive stock options granted to individuals possessing 10 percent or more of the voting power of all classes of stock of the Company).

The 1994 Non-Employee Directors' Stock Option Plan (the Directors' Plan) allows for the issuance of options covering 200,000 shares of common stock. The Directors' Plan provides for the granting of stock options to directors of the Company who are not otherwise employed by the Company or any affiliate of the Company. Option grants under the Directors' Plan are non-discretionary. Each person who is elected a non-employee director of the Company after adoption of the Directors' Plan is granted upon such election options to purchase 10,000 shares of common stock. These options vest 25 percent one year after the date of grant and 6.25 percent for each full three-month period thereafter. In addition, on the date of each annual meeting of stockholders, each non-employee director is granted options to purchase 10,000 shares of common stock. Such options vest 25 percent one year from the date of grant and 6.25 percent for each full three-month period thereafter. The exercise price of all options granted under the Directors' Plan shall be equal to 100 percent of the fair market value of the Company's common stock on the date of grant. Unexercised options issued under the Directors' Plan expire ten years from the date of grant.

In April 1993, the Company issued an option to purchase 90,000 shares of common stock at $1.82 per share outside of the 1989 Plan to an executive of the Company. Such option vests at the rate of 24 percent after 12 months and 2 percent per month thereafter. The recipient of this option resigned as an officer of the Company in December, 1995. Under the terms of the former officer's separation agreement, the options will continue vesting for an additional twelve months, and the former officer will have until March 1997 to exercise all vested options, subject to the terms of the separation agreement.

In connection with the acquisition of EnaTec Software Systems, Inc. (EnaTec) in July 1995, the Company assumed all outstanding options to purchase shares of EnaTec stock in exchange for options to purchase 72,882 shares of Wonderware Corporation common stock. Such options are outside of the 1989 Plan and are incentive stock options which vest 25 percent one year following the date of grant, with the remaining vesting occurring ratably over the following 36 months. Option grant dates range from February 1992 to May 1995. There are currently no shares available under this plan for future option grants.

In connection with the acquisition of certain assets of PTM in December 1995, options to purchase 45,349 shares of common stock were issued to six of the former shareholders of PTM at an exercise price of $3.00 per share. The options vest one third on the date of grant and one third on each anniversary date thereafter, contingent upon continued employment with the Company.

At December 31, 1996 and 1995, 2,803,368 and 3,229,442 shares, respectively, of the Company's common stock were reserved for future exercise of stock options.

For purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the years 1996 and 1995, respectively: expected volatility of 74.2 and

63.9 percent and risk-free interest rates of 5.5 and 5.9 percent. The expected lives of the Company's option grants range from 4.5 to 5.0 years.

A summary of the status of the Company's fixed option plans as of December 31 is presented below:


                                           1996                          1995                   1994
                                 ----------------------------  ---------------------------- -------------
                                               Weighted Avg                  Weighted Avg
         Fixed Options              Shares    Exercise Price       Shares   Exercise Price      Shares

Outstanding, beginning of year     1,868,315     $ 14.27         1,756,777     $  5.45         1,729,350
Granted at fair market value       1,155,100     $ 14.55           573,803     $ 31.85           556,400
Granted at less than fair
  market value                        45,349     $  3.00           140,087     $ 22.69
Exercises                           (472,640)    $  1.89          (527,728)    $  3.01          (338,405)
Canceled                            (869,560)    $ 24.06           (74,624)    $ 20.24          (190,568)
                                 ============                  ============                 =============
Balance, end of year               1,726,564     $ 11.50         1,868,315     $ 14.27         1,756,777
                                 ============                  ============                 =============

Options exercisable at year-end      509,519                       724,996                       960,413
Weighted average fair value of
    options granted during year   $     6.36                    $    14.42


The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                   Options Outstanding                        Options Exercisable
                    --------------------------------------------------- ------------------------------
     Range of                        Weighted Avg
     Exercise          Number          Remaining        Weighted Avg       Number      Weighted Avg
      Prices         Outstanding   Contractual Life    Exercise Price    Exercisable  Exercise Price

   $.01 - $3.99         347,394         5.3              $  0.94           302,534      $  0.69
  $4.00 - $9.74         130,505         8.8              $  7.80            32,026      $  5.55
  $9.75 - $10.24        405,900         9.7              $  9.75
 $10.25 - $17.12        517,065         8.4              $ 14.98           143,365      $ 13.82
 $17.13 - $37.75        325,700         9.1              $ 20.88            31,594      $ 23.33
                    ============                                       ============
                      1,726,564         8.2              $ 11.50           509,519      $  6.10
                    ============                                       ============

Employee Stock Purchase Plan

In May 1993, the Company  adopted the Employee Stock Purchase Plan (the Purchase
Plan) covering an aggregate of 300,000 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic six-month offerings following the commencement of the Purchase Plan. The current offering under the Purchase Plan commenced on August 16, 1996 and will terminate on February 15, 1997. Employees are eligible to participate in the Purchase Plan if they are employed by the Company or a subsidiary of the Company designated by the Board for at least 20 hours per week and are customarily employed by the Company or a subsidiary of the Company designated by the Board for at least five months per calendar year. Participating employees may elect to have up to 15 percent of their earnings withheld pursuant to the Purchase Plan. The amount withheld is then used to purchase shares of common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period and participation ends automatically on termination of employment with the Company.

In the event of a merger, reorganization, consolidation or liquidation involving the Company, the Board has discretion to provide that each right to purchase common stock will be assumed or an equivalent right substituted by the successor corporation, or the Board may shorten the offering period and provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to such merger or other transaction. The Purchase Plan will terminate in May 2003. The Board has the authority to amend or terminate the Purchase Plan, provided, however, that no such action may adversely affect any outstanding rights to purchase common stock.

At December 31, 1996, $670,949 had been withheld from employee earnings for stock purchases under the Purchase Plan. The Company issued 145,646 shares of common stock in 1996 in connection with the semi-annual offerings under the Purchase Plan and raised net proceeds of approximately $1,581,377.

For purposes of estimating the compensation cost of employees' purchase rights under the Purchase Plan in accordance with SFAS 123, the fair value of the purchase rights has been estimated using the Black-Scholes model with the following assumptions used for 1996 and 1995, respectively: expected volatility of 74.2 and 63.9 percent; weighted average risk-free interest rates of 5.3 and
6.4 percent; and expected lives of six months. The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $5.28 and $8.63, respectively.

Share Purchase Rights Plan - In February 1996, the Company adopted a Share Purchase Rights Plan (the Rights Plan) designed to protect the Company's stockholders should the Company become the target of coercive and unfair takeover tactics. Upon adoption of the Rights Plan, the Company declared a dividend distribution of preferred stock purchase rights at the rate of one right for each share of common stock outstanding on February 29, 1996. A right entitles the holder, upon occurrence of certain events, to purchase one-one hundredth of a share of Series A Junior Preferred Stock at a purchase price of $90, subject to adjustment. The rights, however, will not become exercisable unless and until, among other things, any person or group acquires 15 percent or more of the outstanding common stock of the Company or any person or group announces its intent to launch a tender offer to acquire 15 percent or more of the Company. Upon the occurrence of either of these events, the rights (other than those held by any defined acquirer) will become exercisable for common stock of the Company having a market value of twice the exercise price of a right. Furthermore, if the Company is involved in a merger or other business combination or sale of a specified percentage of assets or earnings power, the rights (other than those held by any defined acquirer) may be used to purchase, for the exercise price, that number of shares of the acquirer's common stock having a market value of twice the exercise price of a right. The rights are redeemable under certain circumstances at $.001 per right and, unless redeemed earlier, expire on February 15, 2006.

6.    Export Revenue

Product sales to customers located in Europe were $17,146,441, $17,585,465 and $10,595,917 during the years ended December 31, 1996, 1995 and 1994, respectively. Product sales to customers in other international geographic locations were $9,825,839, $5,981,805 and $3,097,234 during the years ended December 31, 1996, 1995 and 1994, respectively. The Company expects that international sales will continue to represent a significant percentage of its total revenues.

7.    Transactions With Related Parties

Chief Executive Officer - The Company has entered into an agreement with its President and Chief Executive Officer, who commenced service as President and Chief Operating Officer in July 1995. Under the terms of the agreement, options to purchase 200,000 shares of the Company's common stock under the 1989 Plan were granted to the officer at an exercise price of $37.75, the market price of the common stock as of July 31, 1995. Such options originally vested at the rate of 24 percent one year from the date of grant and 2 percent per month thereafter. On August 31, 1996, the terms of these options were revised such that the exercise price was reduced to $9.75 (the market price of the common stock on August 30, 1996) and the vesting schedule was revised so that 50 percent of the options vest two years from August 31, 1996 and 25 percent per year thereafter. In addition, the Company has guaranteed the officer will achieve a minimum gain of $1,250,000 (the "guaranteed amount") related to the options. The guaranteed amount is reduced by the maximum total gain achieved by vested options during the vesting period. At the end of the vesting period, any remaining guaranteed amount would be due and payable.

Also under the terms of the agreement, the officer received a $200,000 loan to assist in the relocation of his primary residence to Orange County, California. In December 1995, the loan was forgiven and the officer received additional funds to cover the effect of payroll taxes on the forgiveness. The total cost to the Company of $400,139 was charged to compensation expense in 1995.

Severance Protection Agreements - In August 1996, the Compensation Committee of the Board of Directors authorized severance protection agreements covering all officers of the Company. Under the agreement covering the Chief Executive Officer of the Company, such officer will receive 2.5 times his annual average salary over the last three years in the event that he is either terminated other than for cause, or a change of control of the Company occurs and he decides not to continue his employment with the Company. The agreements covering officers other than the Chief Executive Officer have essentially the same terms as the agreement with the Chief Executive Officer except that the payment will be one times the officers' average annual salary over the last three years. Under all of the severance agreements, in the event of a change of control of the Company, all unvested stock options held by the officers shall immediately vest and become exercisable.

Ownership Interest in Major Distributor - During 1996, the Company purchased the remaining 85 percent interest in ICT-Wonderware GmbH which it did not already own (see Note 12). ICT-Wonderware GmbH is the principal distributor of Wonderware's products in Germany. Revenues derived from ICT-Wonderware GmbH for the years ended December 31, 1996 and 1995 amounted to 3.8 percent and 12.2 percent of net revenues, respectively.

Major Customer - During the year ended December 31, 1994, revenues derived from a distribution customer who was also a stockholder amounted to 6 percent of net revenues.

8.    Income Taxes

The provision (benefit) for income taxes consists of the following:

                                  Year Ended December 31,
                ---------------------------------------------------------------
                        1996                 1995                 1994
                        ----                 ----                 ----
Current:
    Federal        $    700,792         $  4,792,001         $  3,116,778
    State               485,343            1,562,194            1,121,665
    Foreign             352,979
                ---------------------------------------------------------------
                      1,539,114            6,354,195            4,238,443

Deferred:
    Federal          (2,027,579)          (8,500,845)            (299,262)
    State              (916,755)          (2,439,670)            (114,450)
                ---------------------------------------------------------------
                     (2,944,334)         (10,940,515)            (413,712)
                ---------------------------------------------------------------

                   $ (1,405,220)        $ (4,586,320)        $  3,824,731

                ===============================================================

A reconciliation of the statutory federal tax rate to the Company's effective tax rate is as follows:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                     1996       1995       1994
                                                     ----       ----       ----

Income tax (benefit) at statutory rate               -35%       -35%        35%
State tax (benefit) net of federal effect             -4%        -3%         6%
Increase in deferred tax valuation allowance          29%
Acquired in-process research and development costs               18%
Nontaxable interest income                           -10%        -4%        -5%
Research and development credit                       -3%        -1%        -1%
Other                                                  4%         1%        -1%
                                                  ------------------------------

                                                     -19%       -24%        34%
                                                  ==============================

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The significant portions of the Company's net deferred tax asset of $5,920,983 and $4,107,401 at December 31, 1996 and 1995, respectively, are as follows:


                                                     December 31,
                                      ------------------------------------------
                                              1996                 1995
                                              ----                 ----

Allowance for doubtful accounts          $    477,628         $    391,362
Vacation accrual                              450,796              218,951
Restructuring reserve                         866,000
State income tax                             (561,526)            (215,178)
Severance accrual                             312,567              456,710
Other reserves and allowances                 365,357              636,088
NOL carryforwards                           3,431,422            1,548,449
Credit carryforwards                        2,714,755              729,867
Depreciation and amortization               1,010,618              322,262
Other                                         337,907              201,890
                                      ------------------------------------------
                                            9,405,524            4,290,401
Valuation allowance                        (3,484,541)            (183,000)
                                      ------------------------------------------
                                         $  5,920,983         $  4,107,401
                                      ==========================================

Based on the Company's assessment of future realizability of certain deferred tax assets, a valuation allowance has been provided, primarily related to acquired net operating loss carryforwards and credit carryforwards, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. Additionally, at December 31, 1996, approximately $1,131,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited directly to stockholders' equity if realized.

At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $8,503,000 and federal research credit carryforwards of approximately $561,000, both of which are subject to various limitations and expire at various dates through 2011. The Company also has an alternative minimum tax carryforward of approximately $1,474,000 which has no expiration date.

As of December 31, 1996 and 1995, the Company believes that its net deferred tax assets will be recoverable out of future taxable income.

9.    Commitments and Contingencies

Lease   Commitments   -  The  Company   leases  its  office   facilities   under
non-cancelable operating leases that expire at various dates through 2002. Future minimum rental payments under non-cancelable operating leases as of December 31, 1996 are summarized as follows:

Year Ended December 31,
---------------------------------------------------------

1997                                      $    2,150,635
1998                                           1,696,602
1999                                           1,253,490
2000                                           1,045,326
2001                                             832,457
Thereafter                                       150,864
                                        -----------------

                                          $    7,129,374
                                        =================

Rent expense for all operating leases totaled $2,049,571, $997,434 and $687,203 for the years ended December 31, 1996, 1995 and 1994, respectively.

Employment Agreements - The Company has executed employment agreements with certain former shareholders of PTM. The aggregate potential termination expense under these agreements was $1.1 million at December 31, 1996.

Legal Proceedings - In 1995, The Foxboro Company ("Foxboro") initiated litigation against SSE to delay the acquisition of SSE by the Company and subsequently amended its complaint to assert additional claims with respect to Foxboro's ownership interest in certain software developed by SSE, which interest is subject to a repurchase right in favor of SSE. Following the completion of the acquisition of SSE by the Company, Foxboro withdrew its initial claims related directly to the acquisition. SSE has tendered payment to Foxboro for the repurchase of Foxboro's asserted ownership interest in the subject software, which Foxboro has rejected. In 1996, SSE filed its answer and counterclaim to Foxboro's amended complaint, seeking damages based upon SSE's allegation that Foxboro breached its contractual obligation to sell its interest in the subject software. In January 1997, the parties negotiated an agreement for the mutual dismissal, without prejudice, of the claims asserted in the litigation. Further proceedings in the litigation have been stayed pending execution of the written agreement of dismissal.

In December 1995, RWT Corporation (RWT) filed an action against the Company alleging that the Company's use of the term "INTRACK" violated RWT's alleged federal trademark and related rights to the term "ONTRACK." In its answer, the Company denied RWT's allegations and asserted a counterclaim seeking that the "ONTRACK" trademark be declared invalid. In October 1996, the parties entered into a settlement of these proceedings, the specific terms of which are confidential, and the action was dismissed with prejudice.

In July 1996, the Company filed a complaint in the Superior Court of California for the County of Orange against Constantin S. Delivanis and Vladimir Preysman, formerly the Vice President and Vice President-Engineering, respectively, of the Company's Cupertino Development Center. This complaint alleges fraud, negligent misrepresentation, duress, securities fraud, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty against Messrs. Delivanis and Preysman. The Cupertino Development Center was established in 1995 upon the Company's acquisition of EnaTec Software Systems, Inc., in which Messrs. Delivanis and Preysman owned a substantial majority of the stock. The Company is seeking compensatory and punitive damages with respect to its claims, as well as the costs incurred in pursuing these claims. Mr. Delivanis and Mr. Preysman's employment with the Company was terminated. Both Mr. Delivanis and Mr. Preysman answered the complaint and asserted cross-claims against the Company, alleging breach of contract, termination in violation of public policy, defamation (slander per se), intentional infliction of emotional distress, negligent infliction of emotional distress, negligence, common law fraud and deceit, and civil conspiracy. Both requested relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing their cross-claims. In addition, in September 1996, Mr. Delivanis, Mr. Preysman, and the Delivanis Family Trust filed a complaint for declaratory judgment and specific performance, seeking registration of certain Wonderware common stock. The Company intends to file an answer and cross-complaint in response. Further, in December 1996, Mr. Delivanis, Mr. Preysman and the Delivanis-Kibrick Family Trust filed a complaint in the United States District Court, Northern District of California. This complaint was served on the Company in late January 1997, and alleges securities law violations, fraud and deceit, and negligent misrepresentation. The Company also intends to file an answer and cross-complaint in this action. The Company intends to vigorously defend the allegations made against it; however, it is too early to determine the impact, if any, of these proceedings on the Company, its financial condition or the results of the Company's operations.

In October 1996, the Company filed a complaint in the U.S. District Court for the Central District of California against Cyberlogic Technologies, Inc. (Cyberlogic) and Intellution, Inc. (Intellution). The complaint alleges that Cyberlogic and Intellution have infringed the copyright in a particular software program which Cyberlogic originally developed under contract for the Company, and seeks preliminary and permanent injunctive relief as well as actual and punitive damages and attorneys fees. In October 1996, the Court issued a temporary restraining order against Cyberlogic and Intellution, and pursuant to the Court's order, U.S. Marshals seized and copied certain materials at the offices of Cyberlogic and Intellution. In January 1997, the Court entered its preliminary injunction which generally bars Cyberlogic and Intellution from marketing or otherwise distributing any infringing copies of the computer software at issue in the proceeding. In February 1997, Intellution filed its appeal of the preliminary injunction to the U.S. Court of Appeals for the Ninth Circuit, and the Court denied the defendants' requests to stay the injunction pending appeal. Although Intellution has filed its answer to the Company's complaint in this proceeding, Cyberlogic has yet to file an answer. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

In December 1996, Cyberlogic submitted a demand for arbitration of the underlying contractual issues involved in these proceedings. Cyberlogic's arbitration demand purports to seek damages and attorneys' fees in unspecified amounts and injunctive relief. The Company has generally agreed to proceed to arbitration based upon the current status of these proceedings. Dates for hearing the arbitration and other related events have not yet been set. The Company believes the allegations in Cyberlogic's arbitration demand to be without merit and intend to vigorously defend itself against these claims. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

In January 1997, the Company received a copy of a complaint which Cyberlogic filed in the U.S. District Court for the Eastern District of Michigan. Among other claims, this complaint purports to claim damages in excess of $40 million and injunctive relief for the Company's alleged infringement of certain software programs which Cyberlogic contends it owns. The Company has not yet filed its formal response to this complaint. The Company believes the allegations in Cyberlogic's complaint to be without merit and intends to vigorously defend itself against these claims. Further, the Company believes that these claims arise out of or relate to the proceeding pending in the U.S. District Court of the Central District of California and the anticipated arbitration proceeding, where they should be adjudicated. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

In December 1996, the Company was notified that a complaint had been filed in the U.S. District Court for the Eastern District of Pennsylvania by Otto M. Voit, III. In the complaint, Mr. Voit purports to be acting on behalf of all former holders of common stock, or options to acquire common stock, of SSE, which was acquired by the Company in a stock-for-stock merger in August 1995. Mr. Voit alleges in the complaint that the Company and certain of its officers who have also been named as defendants in the action made or caused to be made materially false and misleading statements and concealed material information in connection with the acquisition of SSE by the Company. In the complaint, Mr. Voit claims that these alleged misrepresentations and omissions constitute violations of the Securities Exchange Act of 1934, as amended, Rule 10b-5 thereunder and various state securities laws, common law fraud, negligent misrepresentation, fraudulent inducement to enter into a contract and inducement to enter into a contract by material misrepresentation and request relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing his claims. In January 1997, the Company filed a motion to dismiss the complaint on several grounds. No hearing date has been set on the motion. The case is in a preliminary stage and no discovery has been conducted to date. The Company believes the allegations in the complaint to be without merit and intends to vigorously defend itself and the other defendants, each of whom has been previously indemnified by the Company in connection with his employment as an officer of the Company, against the claims stated in the complaint. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

10. Lines of Credit

The Company has an unsecured line of credit arrangement with a domestic bank that provides for borrowings of up to $5 million expiring in May 1997. Outstanding loans under the line of credit bear interest at the bank's prime rate. As of December 31, 1996 and 1995, no amounts were outstanding under the line of credit.

The line of credit agreement contains restrictive covenants, the most significant of which relate to profitability, minimum tangible net worth, debt to tangible net worth, and current asset to current liability requirements. At December 31, 1996 and 1995, the Company was in compliance with such covenants. The line of credit agreement also prohibits the Company from paying cash dividends without the bank's prior approval.

The Company's German subsidiary has a secured, revolving line of credit with a German bank that provides for borrowings of up to DM900,000 expiring in October, 1997. Outstanding loans under this line of credit bear interest at the bank's prime rate. As of December 31, 1996, $289,446 was outstanding under this line of credit. The Company has provided a guarantee of payment to the bank in the event of default by the subsidiary.

11.  Employee Benefit Plans

Incentive Compensation Program - Beginning in January 1996, the Company instituted a discretionary, performance-based incentive compensation program that provides additional compensation in the form of an annual bonus for certain eligible employees. Bonus payments are based, in part, on the overall financial performance of the Company and individual performance of the employee. Total incentive compensation expense recognized during 1996 under this program was $783,985.

Prior to 1996, the Company had a discretionary incentive compensation program that provided additional compensation in the form of a quarterly bonus for certain eligible employees and a semi-annual profit bonus for all employees as determined by formulas in the program. Total incentive compensation expense recognized under this program amounted to $1,618,118 and $1,322,149 for the years ended December 31, 1995 and 1994.

Employee Savings Plan - The Company has a defined contribution retirement savings plan (the 401(k) plan) covering substantially all full-time employees. Annually, the Company may make a discretionary contribution to the 401(k) plan as determined by the Board of Directors. No such discretionary contribution was made for the years ended December 31, 1996, 1995 or 1994.

12. Acquisitions

On December 12, 1996, a wholly owned subsidiary of the Company purchased all outstanding shares of ICT-Wonderware GmbH not already owned by the Company. ICT-Wonderware GmbH is the distributor of the Company's products in Germany. Under the terms of the acquisition agreement, the Company paid $4.85 million in cash for all of the outstanding voting stock of ICT-Wonderware GmbH other than shares held by the Company. The total value of the transaction was $5.87 million, which includes the Company's 1994 investment in ICT-Wonderware GmbH of $800,000, and was accounted for under the purchase method of accounting. Accordingly, the Company's total investment in ICT-Wonderware GmbH was allocated to the assets acquired, including in-process research and development, and liabilities assumed based on the estimated fair value of such assets and liabilities. The purchase price allocated to in-process research and development was charged to the Company's operations, resulting in a non-recurring charge of $1.3 million. Approximately $4.85 million of the total purchase price has been allocated to goodwill and is being amortized over 10 years from the acquisition date on a straightline basis.

On July 28, 1995, the Company merged with EnaTec by issuing 398,570 shares of its common stock in exchange for all of the outstanding voting stock of EnaTec other than shares held by the Company. In addition, the Company assumed all outstanding options to purchase EnaTec common stock, which resulted in the reservation of 72,882 shares of common stock for issuance upon exercise of the assumed options. The transaction was valued at approximately $16.9 million and was accounted for as a purchase. The purchase price was allocated to the assets acquired, including in-process research and development, and liabilities assumed based on the estimated fair value. The purchase price allocated to in-process research and development was charged to the Company's operations, resulting in a non-recurring charge of $16.9 million (net of a $7.0 million tax benefit).

On August 31, 1995, the Company merged with SSE by issuing 172,598 shares of its common stock in exchange for all of the outstanding common stock of SSE. The transaction was valued at approximately $7.1 million and was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value. The purchase price allocation included a $572,000 allocation to developed technology and an allocation to in-process research and development that was charged to the Company's operations, resulting in a non-recurring charge of $6.5 million (net of a $2.7 million tax benefit).

The accompanying consolidated statements of operations include the results of operations of ICT-Wonderware GmbH, EnaTec and SSE from their respective acquisition dates. The following unaudited pro forma information presents results of operations of the Company for the years ended December 31, 1996 and 1995 as if the ICT-Wonderware GmbH acquisition had been consummated as of the beginning of 1995 and as if the EnaTec and SSE acquisitions had been consummated as of the beginning of 1994. The pro forma information is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.
                                                    Year Ended December 31,
                                             -----------------------------------
                                                     1996             1995
                                                     ----             ----

Total revenues                                 $  72,601,818     $   57,902,090

Net income  (loss)                             $  (3,433,769)    $    4,734,112

Earnings (loss) per common and common
equivalent share                               $       (0.25)    $         0.35


On December 1, 1995, the Company acquired certain assets of PTM for $500,000. In addition, the Company hired six of the former shareholders of PTM, executing employment and non-competition agreements with each. Pursuant to such employment agreements, the former PTM shareholders received options to purchase 45,349 shares of common stock at an exercise price of $3.00 per share. The options vest over a period of three years, contingent on continued employment with the Company, and resulted in compensation expense equal to the difference between the option exercise price and the market price of the Company's common stock on the date of grant. Non-competition payments in the aggregate amount of $330,000 were paid to the former PTM shareholders on February 29, 1996.

13. Restructuring and Severance Costs

During the fourth quarter of 1996, the Company recorded a charge of $2.4 million for restructuring costs associated with the closure of its Cupertino, California, development center and the consolidation of its Manufacturing Business Systems group into the Company's York, Pennsylvania, development center. The charge includes accruals for severance, real property lease termination, retention bonuses and the costs of transferring development of the Wonderware InTrack product line from Cupertino to York. As of December 31, 1996, approximately $2.0 million of the accrual has not been utilized. It is anticipated that the remaining balance will be expended by the end of the first quarter of 1997.

During the fourth quarter of 1995, the Company accrued severance costs, including compensation and benefits expense, incurred in conjunction with the resignation of seven former executives of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this item with respect to directors is contained in the Proxy Statement for the Company's annual meeting of stockholders to be held May 12, 1997 and, except as modified herein, is incorporated herein by reference. Information required with respect to executive officers is contained in Part I, Item 1 of this Annual Report.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Ron
C. Mehaffey, a former executive officer of the Company, filed a late Form 4 to report his acquisition of shares through the Company's Employee Stock Purchase Program.


Item 11.  Executive Compensation

         Information with respect to this item is contained in the Proxy Statement for the Company's annual meeting of stockholders to be held May 12, 1997 and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information with respect to this item is contained in the Proxy Statement for the Company's annual meeting of stockholders to be held May 12, 1997 and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

         Information with respect to this item is contained in the Proxy Statement for the Company's annual meeting of stockholders to be held May 12, 1997 and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report.

1. Financial Statements

The financial statements listed in Part II, Item 8 on page 25 are filed as part of this Annual Report.

2. Financial Statement Schedules
                                                                           Page
Independent Auditors' Report                                                26
Schedule II - Valuation and Qualifying Accounts                             48

Schedules not listed above have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because information required is included in the consolidated financial statements or the notes thereto.

3. Exhibits

See Exhibit Index on page 49.

The following management compensatory plans and arrangements are required to be filed as exhibits to this Annual Report pursuant to Item 14(c):

Exhibit
Number                                 Description

 10.2     Registrant's 1989 Stock Option Plan, as amended (the "Stock Option
          Plan")(1)

 10.3     Form of Incentive Stock Option grant under the Stock Option Plan(2)

 10.4     Form of Supplemental Stock Option grant under the Stock Option Plan(2)

 10.5     Registrant's Employee Stock Purchase Plan, as amended(3)

 10.12 Registrant's 1994 Non-Employee Directors' Stock Option Plan, as amended (4)

----------------

 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-94030) and incorporated herein by reference.

 (2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-72380) or amendments thereto and incorporated herein by reference.

 (3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

 (4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(b) Reports on Form 8-K

In a report filed on Form 8-K on December 2, 1996, the Company reported the filing of a complaint against the Company by Otto M. Voit, III. See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                       WONDERWARE CORPORATION

                                       By:     /s/  ROY H. SLAVIN
                                           ------------------------------
                                               Roy H. Slavin
                                               Chairman of the Board, President
                                               and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy H. Slavin and Sam M. Auriemma, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                        Title                           Date


/s/ Roy H. Slavin                                               March 27, 1997
------------------------
    Roy H. Slavin           Chairman of the Board,
                      President and Chief Executive Officer
                          (Principal executive officer)

/s/ Sam M. Auriemma                                             March 27, 1997
------------------------
    Sam M. Auriemma       Vice President, Finance and
                           Chief Financial Officer
                           (Principal financial and
                              accounting officer)

/s/ F. Rigdon Currie               Director                     March 27, 1997
------------------------
    F. Rigdon Currie

/s/ Harvard H. Hill, Jr.           Director                     March 27, 1997
------------------------
    Harvard H. Hill, Jr.

/s/ Jay L. Kear                    Director                     March 27, 1997
------------------------
    Jay L. Kear

/s/ John E. Rehfeld                Director                     March 27, 1997
------------------------
    John E. Rehfeld


                      WONDERWARE CORPORATION AND SUBSIDIARY

                 Schedule II--Valuation and Qualifying Accounts

                                                      Additions
                                       Balance,      Charged to       Additions                       Balance,
                                       Beginning      Costs and      Charged to                        End of
            Description                of Period      Expenses        Revenues       Deductions        Period
------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
    Allowance for doubtful accounts   $   903,839     $   241,302                   $   (13,131)     $ 1,132,010
    Sales returns allowance               190,000                    $ 1,030,377     (1,030,377)         190,000

Year ended December 31, 1995:
    Allowance for doubtful accounts       402,426         558,290                       (56,877)         903,839
    Sales returns allowance               455,000                        334,043       (599,043)         190,000
Year ended December 31, 1994:
    Allowance for doubtful accounts       212,190         224,539                       (34,303)         402,426
    Sales returns allowance                50,000                        907,814       (502,814)         455,000



                                  EXHIBIT INDEX

Exhibit
                               Number Description

 3.1     Registrant's Amended and Restated Certificate of Incorporation(1)

 3.2     Registrant's Amended Bylaws(1)

 4.1     Reference is made to Exhibits 3.1 and 3.2

 4.2     Specimen stock certificate(2)

 4.3     Specimen Right Certificate (3)

 4.4 Rights Agreement, dated February 15, 1996, between the Registrant and the First National Bank of Boston, as Rights Agent (3)

10.1 Form of Indemnity Agreement entered into between the Registrant and its directors and officers(2)

10.2     Registrant's 1989 Stock Option Plan, as amended (the "Stock Option
         Plan")(4)

10.3     Form of Incentive Stock Option grant under the Stock Option Plan(1)

10.4     Form of Supplemental Stock Option grant under the Stock Option Plan(1)

10.5     Registrant's Employee Stock Purchase Plan(5)

10.6     Form of Registrant's Proprietary Information and Inventions
         Agreement(2)

10.7 Series B Preferred Stock Purchase Agreement among the Registrant and the other parties named therein, dated as of February 28, 1991, as amended(2)

10.8 Industrial Lease Agreement between the Registrant and The Irvine Company, dated April 23, 1993(2)

10.9 Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated May 29, 1992, as amended(1)

10.10 License and Consulting Agreement between the Registrant and Microsoft Corporation, dated October 3, 1991, as amended (6)

10.11 Development and License Agreement between the Registrant and Microsoft Corporation, dated December 3, 1992 (6)

10.12 Registrant's 1994 Non-Employee Directors Stock Option Plan, as amended (7)

10.13 Lease Agreement between the Registrant and Aetna Life Insurance Company, dated July 24, 1996

10.14 Employment Agreement between the Registrant and Roy H. Slavin, dated November 28, 1995

10.15 Separation Agreement between the Registrant and Gary J. Wilson, dated September 9, 1996

21.1     Subsidiaries of the Registrant

23.1     Independent Auditors' Consent

24.1     Power of Attorney.  See page 47

----------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-72380) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-63906) or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated February 15, 1996 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-94030) and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(6) This exhibit was originally filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-63906) with certain confidential portions redacted. It is filed as an exhibit to this Report to disclose those portions for which confidential treatment was previously granted.

(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.