Form 10-Q
period 1997-03-31
WONDERWARE CORP
filed 1997-05-15
CIK 906519

================================================================================

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13 OR  15(D) OF THE  SECURITIES
       EXCHANGE  ACT OF  1934  FOR THE TRANSITION PERIOD FROM       to

                         Commission file number 0-22044

                             WONDERWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         33-0304677
-----------------------------------------     ----------------------------------
(State or other jurisdiction of                 (I.R.S. employer identification
 incorporation or organization)                             number)

100 Technology Drive, Irvine, California                     92618
-----------------------------------------     ----------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (714) 727-3200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of March 31, 1997, there were 14,026,441 shares of the Registrant's Common Stock outstanding.

================================================================================

================================================================================

                             WONDERWARE CORPORATION
                                 FORM 10-Q INDEX

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products or product enhancements, size and timing of individual orders, competition and pricing in the software industry, general economic conditions in the Company's geographic markets, seasonality of revenues, litigation involving the Company, and the management of the Company's growth, as well as those factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated  Balance Sheets as of March 31, 1997
           (unaudited) and December 31, 1996                                  3

           Consolidated  Statements  of  Operations  (unaudited)
           for the Three Month Periods Ended March 31, 1997 and 1996          4

           Consolidated  Statements of Cash Flows (unaudited) for the
           Three Month Periods Ended March 31, 1997 and 1996                  5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and  Analysis  of  Results of  Operations
           and Financial Condition                                            9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 13

Item 2.    Changes in Securities                                             13

Item 3.    Defaults Upon Senior Securities                                   13

Item 4.    Submission of Matters to a Vote of Security Holders               13

Item 5.    Other Information                                                 13

Item 6.    Exhibits and Reports on Form 8-K                                  13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             WONDERWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,         December 31,
                                                               1997               1996
                                                          ----------------  ------------------
                                                            (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                              $  18,109,993      $  26,487,553
    Short-term investments                                    30,969,002         25,681,766
    Accounts receivable, net                                  11,984,858         12,377,041
    Inventories                                                  865,140          1,100,056
    Deferred tax assets                                        2,184,687          2,184,687
    Prepaid expenses and other current assets                  3,274,539          2,796,136
                                                          ----------------  ------------------
        Total current assets                                  67,388,219         70,627,239

Property and equipment, net                                   13,067,888         13,395,833
Goodwill, net                                                  4,708,542          4,829,792
Noncurrent deferred tax assets                                 3,736,296          3,736,296
Other assets                                                   1,176,783          1,099,703
                                                          ----------------  ------------------
        Total assets                                       $  90,077,728      $  93,688,863
                                                          ================  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit                                    $     498,134      $     289,446
    Accounts payable                                           3,309,107          5,210,079
    Accrued employee incentive compensation                      721,887            977,793
    Accrued commissions                                          355,317            309,845
    Income taxes payable                                         426,214             80,247
    Accrued payroll and related liabilities                    1,895,785          2,845,333
    Other accrued liabilities                                  1,509,019          3,728,163
    Deferred revenue                                           2,240,664          1,641,605
                                                          ----------------  ------------------
        Total current liabilities                             10,956,127         15,082,511
Commitments
Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares
    authorized;  14,026,441 and 13,865,896  shares
    issued and  outstanding at March 31, 1997 and
    December 31, 1996, respectively                               14,027             13,866
    Additional paid-in capital                                87,151,646         86,424,172
    Unrealized loss on short-term investments                    (57,539)           (14,905)
    Accumulated translation loss                                (241,354)
    Accumulated deficit                                       (7,745,179)        (7,816,781)
                                                          ----------------  ------------------
        Total stockholders' equity                            79,121,601         78,606,352
                                                          ----------------  ------------------
        Total liabilities and stockholders' equity         $ 90,077,728       $  93,688,863
                                                          ================  ==================

          See accompanying notes to consolidated financial statements.

                            WONDERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three months ended March 31,
                                                  -----------------------------
                                                       1997            1996
                                                   ------------    ------------
                                                   (Unaudited)      (Unaudited)

Total revenues                                     $ 18,303,408    $ 15,922,876
Cost of sales                                         1,152,758       1,029,037
                                                   ------------    ------------
    Gross profit                                     17,150,650      14,893,839
Operating expenses:
Research and development                              4,655,572       4,133,667
Selling, general and administrative                  12,943,162       9,157,121
                                                   ------------    ------------
    Operating income (loss)                            (448,084)      1,603,051
Other income, net                                       546,846         664,810
                                                   ------------    ------------
    Income before provision for income taxes             98,762       2,267,861
Provision for income taxes                               27,160         771,192
                                                   ------------    ------------
    Net income                                     $     71,602    $  1,496,669
                                                   ============    ============

Net income per common and
    common equivalent share                        $       0.01    $       0.11

Weighted average common and
    common equivalent shares                         14,214,689      14,022,459




          See accompanying notes to consolidated financial statements.



                             WONDERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three months ended March 31,
                                                                  ----------------------------------------
                                                                         1997                 1996
                                                                  ------------------    ------------------
                                                                      (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Net income                                                        $     71,602          $  1,496,669
  Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization                                    1,673,996               855,950
      Provision for doubtful accounts                                                           82,450
      Deferred taxes                                                                           262,916
      Compensation costs related to stock option grants                   47,497               325,728
      Changes in operating assets and liabilities:
        Accounts receivable                                              102,351              (760,657)
        Income tax refund receivable                                                          (113,968)
        Inventories                                                      210,489              (142,793)
        Prepaid expenses and other current assets                       (650,343)               44,006
        Accounts payable                                              (1,871,049)            1,676,937
        Accrued employee incentive compensation                         (245,581)             (490,703)
        Accrued commissions                                               45,472              (149,245)
        Income taxes payable                                             370,523              (438,548)
        Accrued payroll and other accrued liabilities                 (3,107,545)           (1,732,062)
        Deferred revenue                                                 599,059               449,104
                                                                  ------------------    ------------------
            Net cash provided by (used in) operating activities       (2,753,529)            1,365,784
Cash flows from investing activities:
    Purchases of property and equipment                               (1,171,442)           (3,701,912)
    Purchases of short-term investments                              (11,723,526)          (15,135,195)
    Sales and maturities of short-term investments                     6,393,656            16,012,795

            Net cash used in investing activities                     (6,501,312)           (2,824,312)

Cash flows from financing activities:
    Proceeds from exercise of stock options                              148,901               484,968
    Tax benefit related to exercise of stock options                                           583,070
    Borrowings on bank line of credit                                    233,247
    Net proceeds from issuance of common stock                           531,237               723,109
                                                                  ------------------    ------------------
           Net cash provided by financing activities                     913,385             1,791,147
Effect of exchange rate changes on cash                                  (36,104)
                                                                  ------------------    ------------------
Net increase (decrease) in cash and cash equivalents                  (8,377,560)              332,619
Cash and cash equivalents, beginning of period                        26,487,553            22,637,986
                                                                  ------------------    ------------------
Cash and cash equivalents, end of period                            $ 18,109,993          $ 22,970,605
                                                                  ==================    ==================

Supplemental cash flow information:
    Interest paid                                                   $     11,109
    Income taxes paid                                               $     68,844          $    459,000


          See accompanying notes to consolidated financial statements.

                             WONDERWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Wonderware Corporation ("Wonderware" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC in March 1997. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  Stockholders' Equity and Earnings Per Share

Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the three month periods ended March 31, 1997 and 1996 weighted average common and common equivalent shares include common shares and stock options using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has determined that the adoption of this statement would not have had a material impact on the earnings per share calculation for the periods presented.


3.    Legal Proceedings

In 1995, The Foxboro Company ("Foxboro") initiated litigation against Soft Systems Engineering, Inc. ("SSE") in the U.S. District Court for the District of Massachusetts to delay the acquisition of SSE by the Company and subsequently amended its complaint to assert additional claims with respect to Foxboro's ownership interest in certain software developed by SSE, which interest is subject to a repurchase right in favor of SSE. Following the completion of the acquisition of SSE by the Company, Foxboro withdrew its initial claims related directly to the acquisition. SSE has tendered payment to Foxboro for the repurchase of Foxboro's asserted ownership interest in the subject software, which Foxboro has rejected. In 1996, SSE filed its answer and counterclaim to Foxboro's amended complaint, seeking damages based upon SSE's allegation that Foxboro breached its contractual obligation to sell its interest in the subject software. In January 1997, the parties negotiated an agreement for the mutual dismissal, without prejudice, of the claims asserted in the litigation. Further proceedings in the litigation have been stayed pending execution of the written agreement of dismissal.

In July 1996, the Company filed a complaint in the Superior Court of California for the County of Orange against Constantin S. Delivanis and Vladimir Preysman, formerly the Vice President and Vice President-Engineering, respectively, of the Company's Cupertino Development Center. This complaint alleges fraud, negligent misrepresentation, duress, securities fraud, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty against Messrs. Delivanis and Preysman. The Cupertino Development Center was established in 1995 upon the Company's acquisition of EnaTec Software Systems, Inc., in which Messrs. Delivanis and Preysman owned a substantial majority of the stock. The Company is seeking compensatory and punitive damages with respect to its claims, as well as the costs incurred in pursuing these claims. Mr. Delivanis and Mr. Preysman's employment with the Company was terminated. Both Mr. Delivanis and Mr. Preysman answered the complaint and asserted cross-claims against the Company, alleging breach of contract, termination in violation of public policy, defamation (slander per
se), intentional infliction of emotional distress, negligent infliction of emotional distress, negligence, common law fraud and deceit, and civil conspiracy. Both requested relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing their cross-claims. In addition, in September 1996, Mr. Delivanis, Mr. Preysman, and the Delivanis Family Trust filed a complaint for declaratory judgment and specific performance, seeking registration of certain Wonderware common stock. The Company has filed an answer and cross-complaint in response. Further, in December 1996, Mr. Delivanis, Mr. Preysman and the Delivanis-Kibrick Family Trust filed a complaint in the U.S. District Court for the Northern District of California. This complaint was served on the Company in January 1997, and alleges securities law violations, fraud and deceit, and negligent misrepresentation. The Company also intends to file an answer and cross-complaint in this action. The Company intends to vigorously defend the allegations made against it; however, it is too early to determine the impact, if any, of these proceedings on the Company, its financial condition or the results of the Company's operations.

In October 1996, the Company filed a complaint in the U.S. District Court for the Central District of California (the "California Action") against Cyberlogic Technologies, Inc. (Cyberlogic) and Intellution, Inc. (Intellution). The complaint alleges that Cyberlogic and Intellution have infringed the copyright of particular software programs which Cyberlogic originally developed under contract for the Company, and seeks preliminary and permanent injunctive relief as well as actual and punitive damages and attorneys fees. In October 1996, the Court issued a temporary restraining order against Cyberlogic and Intellution, and pursuant to the Court's order, U.S. Marshals seized and copied certain materials at the offices of Cyberlogic and Intellution. In January 1997, the Court entered its preliminary injunction which generally bars Cyberlogic and Intellution from marketing or otherwise distributing any infringing copies of the computer software at issue in the proceeding. In February 1997, Intellution filed its appeal of the preliminary injunction to the U.S. Court of Appeals for the Ninth Circuit, and the Court denied the defendants' requests to stay the injunction pending appeal. Cyberlogic has also appealed the injunction.

In December 1996, Cyberlogic submitted a demand for arbitration of the underlying contractual issues involved in these proceedings. The U.S. District Court for the Central District of California has ordered the case to arbitration in Michigan before the American Arbitration Association. Dates for hearing the arbitration and other related events have not yet been set. The Company intends to vigorously prosecute its claims in the arbitration. It is too early to determine the impact, if any, of these proceedings on the Company, its financial condition or the results of the Company's operations.

In January 1997, the Company received a copy of a complaint which Cyberlogic filed in the U.S. District Court for the Eastern District of Michigan (the "Michigan Action"). Among other claims, this complaint purports to claim damages in excess of $40 million and injunctive relief for the Company's alleged infringement of certain software programs which Cyberlogic contends it owns. The Company believes the allegations in Cyberlogic's complaint to be without merit and intends to vigorously defend itself against these claims. Further, the Company believes that these claims arise out of or relate to the proceeding pending in the U.S. District Court of the Central District of California and the anticipated arbitration proceeding, where they should be adjudicated. The Company intends to ask the court in the Michigan Action to send these claims to arbitration. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

In December 1996, the Company was notified that a complaint had been filed in the U.S. District Court for the Eastern District of Pennsylvania by Otto M. Voit, III. In the complaint, Mr. Voit purports to be acting on behalf of all former holders of common stock, or options to acquire common stock, of SSE. Mr. Voit alleges in the complaint that the Company and certain of its officers made false and misleading statements and concealed material information in connection with the Company's acquisition of SSE. In the complaint, Mr. Voit claims that these alleged misrepresentations and omissions constitute violations of various federal and state securities laws, fraud, negligence and inducement to enter into a contract by material misrepresentation, and he requests relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing his claims. In January 1997, the Company filed a motion to dismiss the complaint on several grounds. No hearing date has been set on the motion. The case is in a preliminary stage and no discovery has been conducted to date. The Company believes the allegations in the complaint to be without merit and intends to vigorously defend itself and the other defendants, each of whom has been previously indemnified by the Company in connection with his employment as an officer of the Company, against the claims stated in the complaint. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following table sets forth the percentage of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                               Three months ended March 31,
                                              ------------------------------
                                                   1997           1996
                                              -------------  -------------
                                               (Unaudited)    (Unaudited)

Total revenues                                      100.0%         100.0%
Cost of sales                                         6.3%           6.5%
                                              -------------  -------------
  Gross profit                                       93.7%          93.5%
Operating expenses:
Research and development                             25.4%          26.0%
Selling, general and administrative                  70.7%          57.5%
                                              -------------  -------------
  Operating income (loss)                            -2.4%          10.0%
Other income, net                                     2.9%           4.2%
                                              -------------  -------------
Income before provision for income taxes              0.5%          14.2%
Provision for income taxes                            0.1%           4.8%
                                              -------------  -------------
Net income                                            0.4%           9.4%
                                              =============  =============

Total revenues. Total revenues include sales of software licenses and services, less promotional discounts, refunds and sales returns. The Company's revenues for the three months ended March 31, 1997 increased 15 percent to $18.3 million from $15.9 million for the comparable quarter of 1996. The increase was primarily due to increased unit sales prices of Wonderware InTouch products, enhanced by increased unit sales of newer product lines such as Wonderware InTrack and Wonderware InBatch. The Company completed the acquisition of its distributor in Germany in December 1996. Revenues subsequent to the close of the acquisition reflect higher unit sales prices because there is no longer a distributor discount associated with such sales. Revenues from the Wonderware InTouch product line represented approximately 90 percent of the Company's total revenues. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues in future periods, but that the share of revenues derived from other products will increase as new products are introduced.

International sales increased to $8.9 million, or 49 percent of total revenues, for the three months ended March 31, 1997 from $7.1 million, or 45 percent of total revenues, for the same quarter of 1996. The increase in international sales resulted primarily from sales growth in Asia and the elimination of the distributor discount on certain sales in Europe as a result of the Company's recent acquisition of its German distributor. The Company expects that international sales will continue to represent a significant portion of its total revenues. The Company's international operations are subject to various risks, including seasonality, regulatory requirements, political and economic instability, and trade restrictions. Although the Company's sales have typically been made in US dollars, the Company's German subsidiary conducts its operations in German marks. Therefore, a portion of the Company's revenues is directly subject to the risk of currency fluctuations in that market. In addition, a weakening in the value of foreign currencies relative to the US dollar could have an adverse impact on the effective price of the Company's products in its international markets. The Company also expects that it will increasingly be required to transact in local currencies in order to further its growth internationally and, therefore, will become more directly exposed to the risk of foreign currency fluctuations.

In April 1997, the Company began shipment of the Wonderware FactorySuite. This product line bundles together the development versions of most of the Company's products into a single package. The Wonderware FactorySuite is being sold at a reduced price as compared to buying each of the Company's current products separately. The discount available to customers that purchase the Wonderware FactorySuite could have a material adverse impact on the Company's future revenues from its other products. The Company also expects that some of its competitors will offer similar suites of products. There can also be no assurance that the Wonderware FactorySuite will gain market acceptance.

The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of some of the Company's markets, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's operating results. There can be no assurance that the Company's historical growth rates or its operating margins will resume, or if resumed, will be sustained in the future.

Gross profit. Cost of sales includes the cost of manuals, diskettes and duplication, packaging materials, assembly, paper goods, third-party software royalties, amortization of acquired technology and shipping. All internal costs related to research and development of software products and enhancements to existing products are expensed as incurred.

The Company's consolidated gross margin remained constant at approximately 94 percent for the three months ended March 31, 1997 and 1996. Gross profit increased to $17.2 million for the three months ended March 31, 1997 from $14.9 million for the comparable quarter of 1996, primarily due to increased sales volume and the elimination of the distributor discount on certain sales as a result of the Company's acquisition of its distributor in Germany. The increase in margin attributable to the German operation offset a small decline in the gross margin in the first quarter of 1997 as compared to the first quarter of 1996. This decline was the result of increased manufacturing costs associated with product enhancements, combined with a slight increase in third party royalties. Gross margin is expected to decline in future periods as sales of new products incorporating additional third party royalties commence or increase.

Research and development expenses. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development effort. Such expenses for the three months ended March 31, 1997 increased 13 percent to $4.7 million from $4.1 million for the same quarter of 1996 while decreasing as a percentage of total revenues to 25 percent from 26 percent. The spending increase is primarily attributable to the addition of development personnel and depreciation on fixed asset purchases made during 1996 in support of the development effort. This increase was offset by reduced operating expenses resulting from the closure of the Company's development center in Cupertino, California during February 1997. The Company believes that the introduction of new technologies and products to the industrial automation market in a timely manner is critical to its success and, as a consequence, the Company has increased the absolute amount of its expenditures on research and development. For the foreseeable future, the Company anticipates that it will continue to increase spending in absolute dollars on research and development for the enhancement of current products, the addition of new product capabilities and the integration efforts associated with the Wonderware FactorySuite.

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no internal software development costs were capitalized as of March 31, 1997. Significant new products developed in the future may require the capitalization of internal software development expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of compensation costs of administrative, sales and marketing personnel; advertising and promotional expenses; and customer service and technical support costs. Selling, general and administrative expenses increased 41 percent to $12.9 million for the three months ended March 31, 1997 from $9.2 million for the same quarter of 1996, and increased as a percentage of total revenues to 71 percent from 58 percent. The increase in the dollar amount of selling, general and administrative expenses was primarily due to increased staffing in field sales and marketing required to further penetrate current and new markets for the Company's products; increased staffing in technical support to provide service to the Company's new product lines; and increased staffing and other costs in administrative functions to support the overall growth of the Company. The Company expects that such expenses will continue to increase in absolute dollars, although at a slower rate than in prior quarters, as it expands its worldwide sales distribution and customer support network to penetrate new markets for the Wonderware FactorySuite products, as well as to increase worldwide market penetration for its Wonderware InTouch product line.

Provision for income taxes. The Company's effective tax rate for the first quarter of 1997 was 28 percent as compared to 34 percent for the same quarter of 1996. The decrease was primarily the result of the utilization of operating loss and tax credit carryforwards.

Net income. Net income for the three months ended March 31, 1997 declined to approximately $72,000, or $.01 per share, from $1.5 million, or $.11 per share, for the comparable quarter in 1996. Due to the increasing level of spending in the areas of research and development, and in selling, general and administrative functions as discussed above, the Company anticipates that net income as a percentage of total revenues will continue to be lower than historical levels. There can be no assurance that the Company will sustain profitable operations in the future.

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

The Company has experienced significant fluctuations in its quarterly operating results. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in introduction of products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the industrial automation market; costs associated with product or technology acquisitions and the integration of such acquisitions; the size and timing of individual orders; software "bugs" or other product quality problems; competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in distributors' ordering patterns; changes in operating expenses; changes in Company strategy; personnel changes; litigation expenses and judgments resulting from litigation involving the Company; foreign currency exchange rates; regulatory requirements and political and economic instability in foreign markets; mix of products sold; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Liquidity and Capital Resources

The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and short-term investment balances. For the three months ended March 31, 1997, operating activities used cash of $2.8 million, primarily related to decreases in accounts payable and accrued liabilities, offset by increases in deferred revenue and depreciation and amortization expense.

During the three months ended March 31, 1997, investing activities used cash of $6.5 million, primarily related to net purchases of short-term investments and capital expenditures. The issuance of capital stock through the Employee Stock Purchase Plan and borrowings on the German bank line of credit provided cash from financing activities of $913,000.

As of March 31, 1997, the Company had cash, cash equivalents and short-term investments totaling approximately $49.1 million.

The Company maintains an unsecured bank line of credit expiring in May 1997 that provides for borrowings of up to $5 million at the bank's prime rate. The Company anticipates that it will be able to renew the line of credit on terms comparable to the current line. No borrowings were outstanding under this line of credit at March 31, 1997. The Company's German subsidiary maintains a separate bank line of credit in Germany which expires in February 1998. This line of credit provides for maximum borrowings of 2.5 million German marks at the German bank's prime rate. Approximately $498,000 (DM834,000) of borrowings against the German credit line were outstanding as of March 31, 1997.

The Company's principal commitments as of March 31, 1997 consisted primarily of leases on its headquarters and other facilities, and there were no material commitments for capital expenditures.

The Company believes that its cash and short-term investment balances and availability under its bank line of credit as of March 31, 1997, and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Information with respect to this item may be found in Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  Exhibit 11 Statement Regarding Computation of Net Income Per Share.


         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              WONDERWARE CORPORATION
                                 -----------------------------------------------
                                                   (Registrant)




Date:     May 15, 1997                          /s/ Roy H. Slavin
       --------------------     ------------------------------------------------
                                                    Roy H. Slavin
                                     Chairman of the Board, President and Chief
                                                 Executive Officer
                                             (Principal executive officer)



Date:     May 15, 1997                         /s/ Sam M. Auriemma
       --------------------     ------------------------------------------------
                                                   Sam M. Auriemma
                                   Vice President, Finance and Chief Financial
                                                   Officer
                                   (Principal financial and accounting officer)