Form 10-Q
period 1997-06-30
WONDERWARE CORP
filed 1997-08-13
CIK 906519

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997

[   ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR  15(D) OF THE SECURITIES
       EXCHANGE  ACT OF  1934  FOR THE TRANSITION PERIOD FROM    to

                         Commission file number 0-22044

                             WONDERWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                     33-0304677
----------------------------------       ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

100 Technology Drive, Irvine, CA                          92618
----------------------------------       ---------------------------------------
(Address of principal executive                  (Zip Code)
            offices)
                                 (714) 727-3200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of June 30, 1997, there were 14,083,202 shares of the Registrant's Common Stock outstanding.

================================================================================

                             WONDERWARE CORPORATION
                                 FORM 10-Q INDEX

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products or product enhancements, size and timing of individual orders, competition and pricing in the software industry, general economic conditions in the Company's geographic markets, seasonality of revenues, litigation involving the Company, and the management of the Company's growth, as well as those factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Registration Statement on Form S-3 (No. 333-xxxx).

                                                                          Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated  Balance Sheets as of June 30, 1997
          (unaudited) and December 31, 1996                                 3

          Consolidated  Statements of Operations (unaudited)
          for the Three and Six Month Periods Ended June 30,
          1997 and 1996                                                     4

          Consolidated  Statements  of Cash  Flows  (unaudited)
          for the Six Month Periods Ended June 30, 1997 and 1996            5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's   Discussion  and  Analysis of Results
          of  Operations and Financial Condition                            8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                12

Item 2.   Changes in Securities                                            12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         WONDERWARE CORPORATION
                                      CONSOLIDATED BALANCE SHEETS

                                                                               June 30,      December 31,
                                                                                 1997            1996
                                                                             ------------    ------------
                                                                              (Unaudited)
                                                 ASSETS
Current assets:
    Cash and cash equivalents ............................................   $ 23,379,838    $ 26,487,553
    Short-term investments ...............................................     25,208,090      25,681,766
    Accounts receivable, net .............................................     14,096,162      12,377,041
    Inventories                                                                 1,156,878       1,100,056
    Deferred tax assets                                                         2,184,687       2,184,687
    Prepaid expenses and other current assets                                   2,937,724       2,796,136
                                                                             ------------    ------------
        Total current assets .............................................     68,963,379      70,627,239

Property and equipment, net ..............................................     12,847,466      13,395,833
Goodwill, net                                                                   4,587,292       4,829,792
Noncurrent deferred tax assets                                                  3,736,296       3,736,296
Other assets                                                                      992,043       1,099,703
                                                                             ------------    ------------
        Total assets .....................................................   $ 91,126,476    $ 93,688,863
                                                                             ============    ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit .......................................................   $    441,440    $    289,446
    Accounts payable .....................................................      3,358,538       5,210,079
    Accrued employee incentive compensation                                       696,077         977,793
    Accrued commissions                                                           258,189         309,845
    Income taxes payable                                                          622,162          80,247
    Accrued payroll and related liabilities                                     2,133,551       2,845,333
    Other accrued liabilities                                                   1,276,658       3,728,163
    Deferred revenue                                                            2,112,637       1,641,605
                                                                             ------------    ------------
        Total current liabilities ........................................     10,899,252      15,082,511
Commitments
Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    14,083,202 and 13,865,896 shares issued and outstanding at
    June 30, 1997 and December 31, 1996, respectively                              14,083          13,866
    Additional paid-in capital ...........................................     87,425,927      86,424,172
    Unrealized loss on short-term investments                                     (34,269)        (14,905)
    Accumulated translation loss                                                                 (368,829)
    Accumulated deficit                                                        (6,809,688)     (7,816,781)
                                                                             ------------    ------------
        Total stockholders' equity .......................................     80,227,224      78,606,352
                                                                             ------------    ------------
        Total liabilities and stockholders' equity .......................   $ 91,126,476    $ 93,688,863
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.



                             WONDERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three months ended June 30,         Six months ended June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997             1996              1997             1996
                                              ---------------- ----------------  ---------------- ----------------
                                                (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)

Total revenues                                  $ 20,885,385     $ 14,867,944      $ 39,188,793      $30,790,820
Cost of sales                                      1,923,002        1,000,303         3,075,760        2,029,340
                                              ---------------- ----------------  ---------------- ----------------
    Gross profit                                  18,962,383       13,867,641        36,113,033       28,761,480
Operating expenses:
Research and development                           5,032,843        4,364,576         9,688,415        8,498,243
Selling, general and administrative               13,284,998       12,057,466        26,228,160       21,214,588
                                              ---------------- ----------------  ---------------- ----------------
    Operating income (loss)                          644,542       (2,554,401)          196,458         (951,351)
Other income, net                                    645,967          687,365         1,192,813        1,352,176
                                              ---------------- ----------------  ---------------- ----------------
    Income (loss) before provision for
        income taxes                               1,290,509       (1,867,036)        1,389,271          400,825
Provision for income taxes                           355,025         (634,916)          382,185          136,276
                                              ---------------- ----------------  ---------------- ----------------
    Net income (loss)                           $    935,484     $ (1,232,120)     $  1,007,086     $    264,549
                                              ================ ================  ================ ================

Net income (loss) per common and
    common equivalent share                     $       0.07     $     (0.09)     $       0.07     $        0.02


Weighted average common and
    common equivalent shares                      14,343,822       13,631,639        14,179,103       14,221,122























          See accompanying notes to consolidated financial statements.



                                        WONDERWARE CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six months ended June 30,
                                                                ---------------------------------------
                                                                      1997                  1996
                                                                ------------------    -----------------
                                                                   (Unaudited)          (Unaudited)
Cash flows from operating activities:
    Net income                                                     $ 1,007,086           $   264,549
    Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation and amortization                                3,351,341             2,111,981
        Provision for doubtful accounts                                                      156,950
        Deferred taxes                                                                       260,455
        Compensation costs related to stock option grants               93,961               485,410
        Changes in operating assets and liabilities:
            Accounts receivable                                     (2,152,894)               26,688
            Income tax refund receivable                                                    (876,164)
            Inventories                                                (98,455)             (587,221)
            Prepaid expenses and other current assets                 (219,636)              (52,938)
            Accounts payable                                        (1,811,368)              897,205
            Accrued employee incentive compensation                   (266,993)             (271,130)
            Accrued commissions                                        (51,656)              (78,842)
            Income taxes payable                                       568,285              (438,548)
            Accrued payroll and other accrued liabilities           (3,068,005)           (1,818,631)
            Deferred revenue                                           471,032               360,522
                                                                ------------------    -----------------
                Net cash provided by (used in) operating
                    activities                                      (2,177,302)              440,286
Cash flows from investing activities:
    Purchases of property and equipment                             (2,439,257)           (6,541,635)
    Sales and maturities of short-term investments                  15,042,171            24,276,033
    Purchases of short-term investments                            (14,587,859)          (30,310,800)
                                                                ------------------    -----------------
                Net cash used in investing activities               (1,984,945)          (12,576,402)
Cash flows from financing activities:
    Proceeds from exercise of stock options                            376,774               670,064
    Tax benefit related to exercise of stock options                                         583,071
    Borrowings on line of credit                                       190,492
    Net proceeds from issuance of common stock                         531,237               723,109
                                                                ------------------    -----------------
               Net cash provided by financing activities             1,098,503             1,976,244
                                                                ------------------    -----------------
Effect of exchange rate changes on cash                                (43,971)
                                                                ------------------    -----------------
Net decrease in cash and cash equivalents                           (3,107,715)          (10,159,872)
Cash and cash equivalents, beginning of period                      26,487,553            22,637,986
                                                                ------------------    -----------------
Cash and cash equivalents, end of period                          $ 23,379,838          $ 12,478,114
                                                                ==================    =================

Supplemental cash flow information:
    Interest paid                                                 $     22,753
    Income taxes paid                                             $     77,008          $    491,412

          See accompanying notes to consolidated financial statements.

                             WONDERWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Wonderware Corporation ("Wonderware" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC in March 1997. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 1997, the results of its operations for the three and six month periods ended June 30, 1997 and 1996, and its cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  Stockholders' Equity and Earnings Per Share

Net income per common and common equivalent share for the three month period ended June 30, 1997 and the six month periods ended June 30, 1997 and 1996 are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method.

Net loss per common and common equivalent share for the three month period ended June 30, 1996 is computed by dividing net loss by the weighted average number of common shares outstanding. Common equivalent shares are not included as the effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for the periods presented.

3.    Legal Proceedings

In July 1996, the Company filed a complaint in the Superior Court of California for the County of Orange against Constantin S. Delivanis and Vladimir Preysman, formerly the Vice President and Vice President-Engineering, respectively, of the Company's Cupertino Development Center. This complaint alleged fraud, negligent misrepresentation, duress, securities fraud, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty against Messrs. Delivanis and Preysman and sought compensatory and punitive damages with respect to the Company's claims, as well as the costs incurred in pursuing these claims. Mr. Delivanis and Mr. Preysman's employment with the Company was terminated. Both Mr. Delivanis and Mr. Preysman answered the complaint, asserted cross-claims against the Company, and requested relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing their cross-claims. In addition, in September 1996, Mr. Delivanis, Mr. Preysman, and the Delivanis-Kibrick Family Trust filed a complaint for declaratory judgment and specific performance, seeking registration of certain Wonderware common stock. The Company filed an answer and cross-complaint in response. Further, in December 1996, Mr. Delivanis, Mr. Preysman and the Delivanis-Kibrick Family Trust filed a complaint in the U.S. District Court for the Northern District of California. This complaint was served on the Company in January 1997, and alleged securities law violations, fraud and deceit, and negligent misrepresentation.

In August 1997, all matters in the immediately preceding paragraph were finally concluded in an out of court settlement binding all parties. The settlement includes mutual and general releases of all claims by all parties and cash payments by the Company to Messrs. Delivanis and Preysman. The settlement will result in a one-time charge to earnings of approximately $1.9 million, including attorneys' fees and related costs, to be recorded by the Company in the third quarter of 1997.

In October 1996, the Company filed a complaint in the U.S. District Court for the Central District of California against Cyberlogic Technologies, Inc. ("Cyberlogic") and Intellution, Inc. ("Intellution"). The complaint alleges that Cyberlogic and Intellution have infringed the copyright of particular software programs which Cyberlogic originally developed under contract for the Company, and seeks preliminary and permanent injunctive relief as well as actual and punitive damages and attorneys fees. In October 1996, the Court issued a temporary restraining order against Cyberlogic and Intellution, and pursuant to the Court's order, U.S. Marshals seized and copied certain materials at the offices of Cyberlogic and Intellution. In January 1997, the Court entered its preliminary injunction which generally bars Cyberlogic and Intellution from marketing or otherwise distributing any infringing copies of the computer software at issue in the proceeding. In February 1997, Intellution filed its appeal of the preliminary injunction to the U.S. Court of Appeals for the Ninth Circuit, and the Court denied the defendants' requests to stay the injunction pending appeal. Cyberlogic has also appealed the injunction.

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

In January 1997, the Company received a copy of a complaint which Cyberlogic filed in the U.S. District Court for the Eastern District of Michigan. Among other claims, this complaint purports to claim damages in excess of $40 million and injunctive relief for the Company's alleged infringement of certain software programs which Cyberlogic contends it owns. The Company believes the allegations in Cyberlogic's complaint to be without merit and intends to vigorously defend itself against these claims. Further, the Company believes that these claims arise out of or relate to the proceeding pending in the U.S. District Court of the Central District of California and the anticipated arbitration proceeding, and the Company has moved the U.S. District Court for the Eastern District of Michigan to compel arbitration of that action. The Court has taken the Company's motion under submission. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

In June 1997, the Company received a copy of a complaint (the "TES Complaint") filed in Massachusetts Superior Court in Worcester County by Flagship Automation, a division of EMX Controls, Inc., and Total Enterprises Solutions, Inc. (collectively, "TES"). The TES Complaint alleges that the Company breached its contract with TES, breached an implied covenant of good faith, wrongfully terminated TES' distributorship relationship, committed fraud, misappropriated trade secrets, intentionally interfered with TES' contractual and advantageous relationships and committed unfair and deceptive acts or practices under Chapter 93A of the Massachusetts General Laws. The TES Complaint seeks monetary damages. The copy of the TES Complaint was forwarded to the Company by the President of TES who indicated in his cover letter a willingness to seek an alternative resolution of the matter. As of July 28, 1997, the TES Complaint had not been served on the Company, and the Company has obtained removal of the complaint to the U.S. District Court for the District of Massachusetts. The Company believes that the allegations in the TES Complaint are without merit and intends to vigorously defend itself against the claims stated in the TES Complaint if it is served. It is too early to determine the impact, if any, of the TES Complaint on the Company, its financial condition or the results of the Company's operations.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following table sets forth the percentage of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                                Three months ended June 30,         Six months ended June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997             1996              1997             1996
                                              ---------------- ----------------  ---------------- ----------------
                                                (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)

Total revenues                                         100.0%           100.0%            100.0%           100.0%
Cost of sales                                            9.2%             6.7%              7.8%             6.6%
                                              ---------------- ----------------  ---------------- ----------------
  Gross profit                                          90.8%            93.3%             92.2%            93.4%
Operating expenses:
  Research and development                              24.1%            29.4%             24.7%            27.6%
  Selling, general and administrative                   63.6%            81.1%             66.9%            68.9%
                                              ---------------- ----------------  ---------------- ----------------
  Operating income (loss)                                3.1%           -17.2%              0.6%            -3.1%
Other income, net                                        3.1%             4.6%              3.0%             4.4%
                                              ---------------- ----------------  ---------------- ----------------
Income (loss) before provision for
  income taxes                                           6.2%           -12.6%              3.6%             1.3%
Provision for income taxes                               1.7%            -4.3%              1.0%             0.4%
                                              ---------------- ----------------  ---------------- ----------------
Net income (loss)                                        4.5%            -8.3%              2.6%             0.9%
                                              ================ ================  ================ ================

Total revenues. Total revenues include sales of software licenses and services, less promotional discounts, refunds and sales returns. Revenues for the three months ended June 30, 1997 increased 40 percent to $20.9 million from $14.9 million for the comparable quarter of 1996. For the six months ended June 30, 1997, revenues increased 27 percent to $39.2 million from $30.8 million in the comparable period of 1996. The increases were primarily due to sales of the Wonderware FactorySuite. The Wonderware FactorySuite began shipping in April 1997. The Wonderware FactorySuite bundles most of the development versions of the Company's products into one package at a significantly reduced price when compared to buying such development systems separately. Sales of the Wonderware FactorySuite, including upgrade revenues, totaled $4.9 million during the quarter. Revenues for the Wonderware InTouch product line during the second quarter totaled $13.8 million, which is approximately equal to such sales in the second quarter of 1996. For the six months ended June 30, 1997, Wonderware InTouch sales totaled $29.6 million as compared to $28.0 million for the comparable period of 1996. The Company expects that its product mix will continue to change in the future as new products, such as the Wonderware FactorySuite, are introduced and gain market acceptance and that the share of revenues contributed by the Wonderware InTouch line will decline as sales of Wonderware InTouch development systems are replaced by sales of the Wonderware FactorySuite. The discount available to customers that purchase the Wonderware FactorySuite could have a material adverse impact on the Company's future revenues from its other products and on the Company's results of operations and financial condition. The Company also expects that some of its competitors will offer similar suites of products. There can also be no assurance that the Wonderware FactorySuite will gain further market acceptance.

International sales increased to $9.7 million, or 48 percent of total revenues, for the three months ended June 30, 1997 from $5.4 million, or 36 percent of total revenues, for the comparable quarter of 1996. For the six months ended June 30, 1997, international sales totaled $18.6 million, or 47 percent of total revenues, as compared to $12.5 million, or 40 percent of total revenues, for the comparable period of 1996. The increase in international revenues resulted primarily from sales growth in Asia and the elimination of the distributor discount on certain sales in Europe following the Company's acquisition of its German distributor in December 1996. The Company expects that international sales will continue to represent a significant portion of its total revenues. The Company's international operations are subject to various risks, including seasonality, regulatory requirements, political and economic instability, and trade restrictions. Although the Company's sales have typically been made in US dollars, the Company's German subsidiary conducts its operations in German marks. Therefore, a portion of the



Company's revenues is directly subject to the risk of currency fluctuations in that market. In addition, a weakening in the value of foreign currencies relative to the US dollar could have an adverse impact on the effective price of the Company's products in its international markets. The Company also expects that it will increasingly be required to transact in local currencies in order to further its growth internationally and, therefore, will become more directly exposed to the risk of foreign currency fluctuations.

The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of some of the Company's markets, the impact of new product offerings, such as the Wonderware FactorySuite, and product enhancements, and the future effect of competition. Declines in demand for the Company's products, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's operating results. There can be no assurance that the Company's historical growth rates or its operating margins will be sustained in the future.

Gross profit. Cost of sales includes the cost of manuals, diskettes and duplication, packaging materials, assembly, paper goods, third-party software royalties, amortization of acquired technology and shipping. All internal costs related to research and development of software products and enhancements to existing products are expensed as incurred.

The Company's consolidated gross margin for the three months ended June 30, 1997 decreased to 91 percent from 93 percent for the second quarter of 1996. For the six months ended June 30, 1997, gross margin decreased to 92 percent from 93 percent in the comparable period of 1996. The decreases in gross margin were due to lower pricing related to upgrades for initial shipments of the Wonderware FactorySuite and higher third party royalty costs associated with the Wonderware FactorySuite when compared to the Company's other product lines. These decreases were partially offset by the elimination of the distributor discount on certain sales as a result of the Company's acquisition of its distributor in Germany. Gross profit for the quarter ended June 30, 1997 increased to $19.0 million from $13.9 million for the second quarter of 1996, primarily due to increased sales volume. Gross margin is expected to be adversely affected in future periods as sales of new products incorporating additional third party royalties increase. Declines in gross margins may be partially offset by increased selling prices as upgrade programs expire. There can be no assurance that the Company will be able to achieve historical gross margins in the future.

Research and development expenses. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development effort. For the three months ended June 30, 1997, research and development expenses increased 15 percent to $5.0 million from $4.4 million for the same quarter of 1996 while decreasing as a percentage of total revenues to 24 percent from 29 percent. For the six months ended June 30, 1997, such expenses increased 14 percent to $9.7 million from $8.5 million for the comparable period of 1996 while decreasing as a percentage of revenues to 25 percent from 28 percent The increase in absolute spending is primarily attributable to costs related to contract programmers and software translation, as well as to depreciation on fixed asset purchased during 1996 in support of the development effort. This increase was offset by reduced operating expenses resulting from the closure of the Company's development center in Cupertino, California in February 1997. The Company believes that the introduction of new technologies and products to the industrial automation market in a timely manner is critical to its success and, as a consequence, the Company has increased the absolute amount of its expenditures on research and development. For the foreseeable future, the Company anticipates that it will continue to increase spending in absolute dollars on research and development for the enhancement of current products, the addition of new product capabilities and the integration efforts associated with the Wonderware FactorySuite.

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no internal software development costs were capitalized as of June 30, 1997. Significant new products developed in the future may require the capitalization of internal software development expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of compensation costs of administrative, sales and marketing personnel; advertising and promotional expenses; and customer service and technical support costs. Selling, general and administrative expenses increased 10 percent to $13.3 million for the three months ended June 30, 1997 from $12.1 million for the same quarter of 1996, while decreasing as a percentage of total revenues to 64 percent from 81 percent. For the six months ended June 30, 1997, such expenses increased 24 percent to $26.2 million from $21.2 million for the comparable period of 1996, while decreasing as a percentage of sales to 67 percent from 69 percent. The increase in the dollar amount of selling, general and administrative expenses was primarily due to increased staffing in field sales and product marketing required to further penetrate current and new markets for the Company's products, increased promotional costs associated with the introduction of the Wonderware FactorySuite, and increased staffing in technical support to provide service to users of the Company's new product lines. The Company expects that such expenses will continue to increase in absolute dollars as it expands its worldwide sales distribution and customer support network for the Wonderware FactorySuite product line.

Provision for income taxes. The Company's effective tax rate for the second quarter of 1997 was 28 percent as compared to 34 percent for the same quarter of 1996. The decrease is primarily the result of the utilization of operating loss and tax credit carryforwards.

Net income (loss). Net income for the three months ended June 30, 1997 totaled $935,000, or $0.07 per share, as compared to a net loss of $1.2 million, or $0.09 per share, in the second quarter of 1996. For the six months ended June 30, 1997, net income totaled $1.0 million, or $0.07 per share, compared to net income of $265,000, or $0.02 per share, for the comparable period in 1996. Due to the increasing level of spending in the areas of research and development, and in selling, general and administrative functions as discussed above, the Company anticipates that net income as a percentage of total revenues will continue to be lower than historical levels. There can be no assurance that the Company will sustain profitable operations in the future.

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

The Company has experienced significant fluctuations in its quarterly operating results. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in the introduction of products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the industrial automation market; costs associated with acquisitions and the integration of such acquisitions; the size and timing of individual orders; software "bugs" or other product quality problems;
competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in distributors' ordering patterns; changes in operating expenses; changes in Company strategy; personnel changes; litigation expenses and judgments resulting from litigation involving the Company; foreign currency exchange rates; regulatory requirements and political and economic instability in foreign markets; mix of products sold; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Liquidity and Capital Resources

The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and short-term investment balances. For the six months ended June 30, 1997, operating activities used cash of $2.2 million, primarily related to an increase in accounts receivable and decreases in accounts payable and accrued liabilities, offset by net income, depreciation and amortization, and increases in deferred revenue and income taxes payable.

During the six months ended June 30, 1997, investing activities used cash of $2.0 million, primarily related to capital expenditures offset by net sales and maturities of short-term investments. The issuance of capital stock through the Employee Stock Purchase Plan, proceeds from the exercise of stock options, and borrowings on the German bank line of credit provided cash from financing activities of $1.1 million.

As of June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $48.6 million.

The Company maintains an unsecured bank line of credit expiring in May 1998 that provides for borrowings of up to $5 million at the bank's prime rate. No borrowings were outstanding under this line of credit at June 30, 1997. The Company's German subsidiary maintains a separate bank line of credit in Germany which expires in February 1998. This line of credit provides for maximum borrowings of 2.5 million German marks at the German bank's prime rate. Approximately $441,000 (DM750,000) of borrowings against the German credit line were outstanding as of June 30, 1997.

The Company's principal commitments as of June 30, 1997 consisted primarily of leases on its headquarters and other facilities, and there were no material commitments for capital expenditures.

The Company believes that its cash and short-term investment balances and availability under its bank lines of credit as of June 30, 1997, and cash flow generated from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Information with respect to this item may be found in Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual  Meeting of  Stockholders  of  Wonderware  Corporation  (the
         "Annual   Meeting")  was  held  on  May  12,  1997  in  Newport  Beach,
         California.

         Proposal I - Election of Directors

         Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

           Candidate                  Votes in Favor             Votes Withheld
           ---------                  --------------             --------------
           F. Rigdon Currie           11,575,583                 266,576
           Harvard H. Hill, Jr.       11,575,658                 266,501
           Jay L. Kear                11,565,340                 276,819
           John E. Rehfeld            11,627,495                 214,664
           Roy H. Slavin              11,620,373                 221,786

         Proposal II - Approval of the Employee Stock Purchase Plan, as amended

           Votes in Favor     Votes Against      Votes Abstained      Non-Votes
           11,120,304         333,670            46,567               341,618

         Proposal III - Ratification of Selection of Independent Auditors

           Votes in Favor     Votes Against      Votes Abstained
           11,735,815         44,426             61,918


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit Index

             Exhibit 11 Statement Regarding Computation of Net Income Per Share.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  WONDERWARE CORPORATION
                                        ----------------------------------------
                                                        (Registrant)




Date:    August 13, 1997                        /s/ Roy H. Slavin
     --------------------------     -----------------------------------------
                                                   Roy H. Slavin
                                      Chairman of the Board, President and
                                            Chief Executive Officer
                                          (Principal executive officer)


Date:    August 13, 1997                        /s/ Sam M. Auriemma
     --------------------------     -----------------------------------------
                                                     Sam M. Auriemma
                                          Vice President, Finance and Chief
                                                  Financial Officer
                                    (Principal financial and accounting officer)