Form 10-Q
period 1997-09-30
WONDERWARE CORP
filed 1997-11-13
CIK 906519

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

       September 30, 1997

[   ]  TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR  15(D)  OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

                         Commission file number 0-22044

                             WONDERWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                  33-0304677
------------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)


100 Technology Drive, Irvine, California                  92618
------------------------------------------    ----------------------------------
 (Address of principal executive offices)               (Zip Code)

                                 (714) 727-3200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of September 30, 1997, there were 14,211,398 shares of the Registrant's Common Stock outstanding.

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

                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated  Balance  Sheets as of September  30, 1997
           (unaudited) and December 31, 1996                                  3

           Consolidated Statements of Operations (unaudited) for the
           Three and Nine Month Periods Ended September 30, 1997 and 1996     4

           Consolidated  Statements of Cash Flows (unaudited) for the
           Nine Month Periods Ended September 30, 1997 and 1996               5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                 9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 14

Item 2.    Changes in Securities                                             14

Item 3.    Defaults Upon Senior Securities                                   14

Item 4.    Submission of Matters to a Vote of Security Holders               14

Item 5.    Other Information                                                 14

Item 6.    Exhibits and Reports on Form 8-K                                  14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             WONDERWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,     December 31,
                                                               1997              1996
                                                          ----------------  ----------------
                                                            (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                               $ 19,598,188      $ 26,487,553
    Short-term investments                                    29,950,728        25,681,766
    Accounts receivable, net                                  13,084,037        12,187,041
    Inventories                                                  881,020         1,100,056
    Deferred tax assets                                        2,184,687         2,184,687
    Prepaid expenses and other current assets                  3,439,047         2,796,136
                                                          ----------------  ----------------
        Total current assets                                  69,137,707        70,437,239

Property and equipment, net                                   12,576,286        13,395,833
Goodwill, net                                                  4,466,042         4,829,792
Noncurrent deferred tax assets                                 3,736,296         3,736,296
Other assets                                                   1,772,882         1,099,703
                                                          ----------------  ----------------
        Total assets                                        $ 91,689,213      $ 93,498,863
                                                          ================  ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit                                          $    190,555           289,446
    Accounts payable                                           1,702,106         5,210,079
    Accrued employee incentive compensation                      872,921           977,793
    Accrued commissions                                          115,611           309,845
    Income taxes payable                                         491,601            80,247
    Accrued payroll and related liabilities                    1,897,803         2,845,333
    Other accrued liabilities                                  3,387,776         3,538,163
    Deferred revenue                                           1,766,726         1,641,605
                                                          ----------------  ----------------
        Total current liabilities                             10,425,099        14,892,511
Commitments
Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares
    authorized; 14,211,398 and 13,865,896  shares
    issued and outstanding at September 30, 1997 and
    December 31, 1996, respectively                               14,211            13,866
    Additional paid-in capital                                88,500,669        86,424,172
    Unrealized gain (loss) on short-term investments              21,434           (14,905)
    Accumulated translation loss                                (394,977)
    Accumulated deficit                                       (6,877,223)       (7,816,781)
                                                           ----------------  ----------------
        Total stockholders' equity                            81,264,114        78,606,352
                                                           ----------------  ----------------
        Total liabilities and stockholders' equity          $ 91,689,213      $ 93,498,863
                                                           ================  ================

          See accompanying notes to consolidated financial statements.


                             WONDERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three months ended Sept. 30,       Nine months ended Sept. 30,
                                              ---------------------------------  ---------------------------------
                                                   1997             1996              1997             1996
                                              ---------------- ----------------  ---------------- ----------------

Total revenues                                  $ 19,650,864     $ 15,169,435      $ 58,839,656     $ 45,960,255
Cost of sales                                      1,509,383          990,007         4,585,142        3,019,347
                                              ---------------- ----------------  ---------------- ----------------
    Gross profit                                  18,141,481       14,179,428        54,254,514       42,940,908
Operating expenses:
Research and development                           4,959,045        5,298,194        14,647,455       13,796,438
Selling, general and administrative               11,961,863       12,506,908        38,189,981       33,721,496
                                              ---------------- ----------------  ---------------- ----------------
   Operating income (loss) before legal
        settlement                                 1,220,573      (3,625,674)         1,417,078       (4,577,026)
Legal settlement                                   1,900,000                          1,900,000
                                              ---------------- ----------------  ---------------- ----------------
    Operating loss
                                                    (679,427)     (3,625,674)          (482,922)      (4,577,026)
Other income, net                                    586,251         610,311          1,779,065        1,962,487
                                              ---------------- ----------------  ---------------- ----------------
    Income (loss) before provision (benefit)
        for income taxes                             (93,176)     (3,015,363)         1,296,143       (2,614,539)
Provision (benefit) for income taxes                 (25,641)     (1,025,223)           356,591         (888,947)
                                              ---------------- ----------------  ---------------- ----------------
    Net income (loss)                           $    (67,535)    $(1,990,140)      $    939,552      $(1,725,592)
                                              ================ ================  ================ ================

Net income (loss) per common and
    common equivalent share                     $      -         $     (0.15)     $        0.06      $     (0.13)


Weighted average common and
    common equivalent shares                      14,143,643       13,690,198        14,468,800       13,589,024




          See accompanying notes to consolidated financial statements.



                                        WONDERWARE CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                   Nine months ended September 30,
                                                                ---------------------------------------
                                                                      1997                  1996
                                                                ------------------    -----------------
Cash flows from operating activities:
    Net income (loss)                                             $   939,552           $ (1,725,592)

    Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation and amortization                               5,151,572              3,643,476
        Provision for doubtful accounts                               152,642                131,550
        Deferred taxes                                                                      (138,694)
        Compensation costs related to stock option grants              93,961                566,296
        Changes in operating assets and liabilities:
            Accounts receivable                                    (1,501,296)               345,555
            Income tax refund receivable                                                  (1,545,872)
            Inventories                                              (462,057)              (590,234)
            Prepaid expenses and other current assets              (1,393,793)              (965,105)
            Accounts payable                                       (3,464,023)             1,483,221
            Accrued employee incentive compensation                   (88,075)               (25,035)
            Accrued commissions                                      (194,234)              (157,648)
            Income taxes payable                                    1,055,055               (438,548)
            Accrued payroll and other accrued liabilities            (997,103)            (2,493,267)
            Deferred revenue                                          125,121                 99,326
                                                                ------------------    -----------------
                Net cash used in operating activities                (582,678)            (1,810,571)
Cash flows from investing activities:
    Purchases of property and equipment                            (3,846,009)            (9,374,990)
    Investment in affiliate                                          (108,070)                (6,489)
    Sales and maturities of short-term investments                 23,161,084             40,799,376
    Purchases of short-term investments                           (27,393,707)           (46,420,521)
                                                                ------------------    -----------------
                Net cash used in investing activities              (8,186,702)          (15,002,624)
Cash flows from financing activities:
    Proceeds from exercise of stock options                           729,469               753,610
    Tax benefit related to exercise of stock options                                        583,071
    Payments on line of credit                                        (66,774)
    Net proceeds from issuance of common stock                      1,253,413             1,581,377
                                                                ------------------    -----------------
               Net cash provided by financing activities            1,916,108             2,918,058
                                                                ------------------    -----------------
Effect of exchange rate changes on cash                               (36,093)
                                                                ------------------    -----------------
Net decrease in cash and cash equivalents                          (6,889,365)          (13,895,137)
Cash and cash equivalents, beginning of period                     26,487,553            22,637,986
                                                                 ------------------    -----------------
Cash and cash equivalents, end of period                          $ 19,598,188          $ 8,742,849
                                                                ==================    =================

Supplemental cash flow information:
    Interest paid                                                 $    38,073
    Income taxes paid                                             $   107,308           $   495,168


          See accompanying notes to consolidated financial statements.

                             WONDERWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Wonderware Corporation ("Wonderware" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC in March 1997. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 1997, the results of its operations for the three and nine month periods ended September 30, 1997 and 1996, and its cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  Stockholders' Equity and Earnings Per Share

Net income per common and common equivalent share for the nine month period ended September 30, 1997 is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method.

Net loss per common and common equivalent share for the three month periods ended September 30, 1997 and 1996 and the nine month period ended September 30, 1996 are computed by dividing net loss by the weighted average number of common shares outstanding. Common equivalent shares are not included as the effect would be antidilutive.

3.  New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Early adoption of the statement is not permitted. When adopted, all previously reported earnings per share amounts must be restated based on the provisions of the new standard. Pro forma basic and diluted earnings per share calculated in accordance with SFAS No. 128 are provided in the schedule below.

                                Three months ended Sept. 30,       Nine months ended Sept. 30,
                              ---------------------------------  ---------------------------------
                                   1997             1996              1997             1996
                              ---------------- ----------------  ---------------- ----------------
Basic earnings per share           $ 0.00          $ (0.15)           $ 0.07          $ (0.13)
                              ================ ================  ================ ================
Diluted earnings per share         $ 0.00          $ (0.15)           $ 0.06          $ (0.13)
                              ================ ================  ================ ================


For the fiscal years beginning after December 15, 1997, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statements on its financial statements.

4.    Subsequent Events

In October 1997, the Company acquired minority interests in two of its distributors. The Company acquired a 19.9 percent interest in SoftCell, Inc., a North Carolina corporation, for $598,000. The Company also acquired a 19.9 percent interest in Standard Automation & Control LLC, a Texas limited liability company, for $1.5 million. In addition to the investments, the Company is obligated to loan or guarantee loans up to $1.5 million to each distributor. The Company also obtained options to purchase the remaining ownership interests in each distributor at a value based upon its financial performance. The option with respect to SoftCell, Inc. is exercisable by the Company at any time during the two years commencing October 21, 2000 and is exercisable only for cash. The option with respect to Standard Automation & Control LLC is exercisable by the Company at any time during the three years commencing October 28, 1999 and is exercisable for cash or shares of the Company's Common Stock, at the election of the Company.

5.  Legal Proceedings

In October 1996, the Company filed a complaint in the U.S. District Court for the Central District of California against Cyberlogic Technologies, Inc. ("Cyberlogic") and Intellution, Inc. ("Intellution"). The complaint alleges that Cyberlogic and Intellution have infringed the copyright of particular software programs which Cyberlogic originally developed under contract for the Company, and seeks preliminary and permanent injunctive relief as well as actual and punitive damages and attorneys fees. In October 1996, the Court issued a temporary restraining order against Cyberlogic and Intellution, and pursuant to the Court's order, U.S. Marshals seized and copied certain materials at the offices of Cyberlogic and Intellution. In January 1997, the Court entered its preliminary injunction which generally bars Cyberlogic and Intellution from marketing or otherwise distributing any infringing copies of the computer software at issue in the proceeding. In February 1997, Intellution filed its appeal of the preliminary injunction to the U.S. Court of Appeals for the Ninth Circuit, and the Court denied the defendants' requests to stay the injunction pending appeal. Cyberlogic also appealed the injunction. In September 1997, the Court of Appeals affirmed the preliminary injunction.

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

In December 1996, the Company received a copy of a complaint that had been filed in the U.S. District Court for the Eastern District of Pennsylvania by Otto M. Voit, III. In the complaint, Mr. Voit purports to be acting on behalf of all former holders of common stock, or options to acquire common stock, of Soft Systems Engineering, Inc. ("SSE"). Mr. Voit alleges in the complaint that the Company and certain of its officers made false and misleading statements and concealed material information in connection with the Company's acquisition of SSE. In the complaint, Mr. Voit claims that these alleged misrepresentations and omissions constitute violations of various federal and state securities laws, fraud, negligence and inducement to enter into a contract by material misrepresentation, and he requests relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing his claims. In January 1997, the Company filed a motion to dismiss the complaint on several grounds. In September 1997, the court denied the Company's motion to dismiss, and discovery has commenced. The trial of the case is set to commence at some point during or after March 1998. The Company believes the allegations in the complaint to be without merit and intends to vigorously defend itself and the other defendants, each of whom has been previously indemnified by the Company in connection with his employment as an officer of the Company, against the claims stated in the complaint. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

In June 1997, the Company received a copy of a complaint (the "TES Complaint") filed in Massachusetts Superior Court in Worcester County by Flagship Automation, a division of EMX Controls, Inc., and Total Enterprises Solutions, Inc. (collectively, "TES"). The TES Complaint alleges that the Company breached its contract with TES, breached an implied covenant of good faith, wrongfully terminated TES' distributorship relationship, committed fraud, misappropriated trade secrets, intentionally interfered with TES' contractual and advantageous relationships and committed unfair and deceptive acts or practices under Chapter 93A of the Massachusetts General Laws. The TES Complaint seeks monetary damages. The copy of the TES Complaint was initially forwarded to the Company by the President of TES who indicated in his cover letter a willingness to seek an alternative resolution of the matter. In July 1997, the Company obtained removal of the TES complaint to the U.S. District Court for the District of Massachusetts. The TES Complaint was served in October 1997, and TES has granted the Company an extension to answer until January 1998. The Company believes that the allegations in the TES Complaint are without merit and intends to vigorously defend itself against the claims stated in the TES Complaint. It is too early to determine the impact, if any, of the TES Complaint on the Company, its financial condition or the results of the Company's operations.

In August 1997, all matters in the various proceedings involving Constantin S. Delivanis, Vladimir Preysman, Delivanis-Kibrick Family Trust and the Company were finally concluded in an out-of-court settlement binding all parties. The settlement includes mutual and general releases of all claims by all parties and cash payments by the Company to Messrs. Delivanis and Preysman. The settlement resulted in a one-time charge to earnings of $1.9 million, including attorneys' fees and related costs, during the third quarter of 1997.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following table (unaudited) sets forth the percentage of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                                Three months ended Sept. 30,       Nine months ended Sept. 30,
                                              ---------------------------------  ---------------------------------
                                                   1997             1996              1997             1996
                                              ---------------- ----------------  ---------------- ----------------

Total revenues                                         100.0%           100.0%            100.0%           100.0%
Cost of sales                                            7.7%             6.5%              7.8%             6.6%
                                              ---------------- ----------------  ---------------- ----------------
    Gross profit                                        92.3%            93.5%             92.2%            93.4%
Operating expenses:
  Research and development                              25.2%            34.9%             24.9%            30.0%
  Selling, general and administrative                   60.9%            82.4%             64.9%            73.4%
                                              ---------------- ----------------  ---------------- ----------------
     Operating income (loss) before legal
        settlement                                       6.2%           -23.8%              2.4%           -10.0%
  Legal settlement                                       9.7%                               3.2%
                                              ---------------- ----------------  ---------------- ----------------
     Operating loss                                     -3.5%           -23.8%             -0.8%           -10.0%
Other income, net                                        3.0%             4.0%              3.0%             4.3%
                                              ---------------- ----------------  ---------------- ----------------
      Income (loss) before provision
          (benefit) for income taxes                    -0.5%           -19.8%              2.2%            -5.7%
Provision (benefit) for income taxes                    -0.1%            -6.8%              0.6%            -1.9%
                                              ---------------- ----------------  ---------------- ----------------
     Net income (loss)                                  -0.4%           -13.0%              1.6%            -3.8%
                                              ================ ================  ================ ================

Total revenues. Total revenues include sales of software licenses and services, less promotional discounts, refunds and sales returns. Revenues for the three months ended September 30, 1997 increased 30 percent to $19.7 million from $15.2 million for the comparable quarter of 1996. For the nine months ended September 30, 1997, revenues increased 28 percent to $58.8 million from $46.0 million in the comparable period of 1996. The increases were primarily due to sales of the Wonderware FactorySuite and the acquisition of the Company's German distributor in December 1996.

The Wonderware FactorySuite began shipping in April 1997. The Wonderware FactorySuite combines most of the development versions of the Company's products into one package at a significantly reduced price when compared to buying such development systems separately. Sales of the Wonderware FactorySuite, including upgrade revenues, totaled $3.0 million and $8.0 million for the three and nine month periods ended September 30, 1997, respectively. Revenues for the Wonderware InTouch product line during the third quarter totaled $13.7 million, an increase of $1.0 million from the third quarter of 1996. For the nine months ended September 30, 1997, Wonderware InTouch sales totaled $43.3 million as compared to $40.7 million for the comparable period of 1996. The Company began entering into enterprise license agreements during the third quarter of 1997. Revenues from such agreements totaled $870,000 for the quarter. Under an enterprise license agreement, the customer pays a fixed license fee for unlimited copies of specified components of the Wonderware FactorySuite and runtimes for the term of the agreement. Under terms and conditions that are separate from the license fee, the customer also pays annual maintenance charges.

The Company expects that its product mix will continue to change in the future as new products, such as the Wonderware FactorySuite, are introduced and gain market acceptance and that the share of revenues contributed by the Wonderware InTouch line will decline as sales of Wonderware InTouch development systems are replaced by sales of the Wonderware FactorySuite. The discount available to customers that purchase the Wonderware FactorySuite or who purchase under enterprise license agreements could have a material adverse impact on the Company's future revenues from its other products and on the Company's results of operations and financial condition. The Company also expects that some of its competitors will offer similar suites of products. There can also be no assurance that the Wonderware FactorySuite will gain further market acceptance. The Company expects that enterprise license agreements will represent a greater percentage of total revenues in the future.

International sales increased to $8.5 million, or 44 percent of total revenues, for the three months ended September 30, 1997 from $5.5 million, or 36 percent of total revenues, for the comparable quarter of 1996. For the nine months ended September 30, 1997, international sales totaled $27.2 million, or 46 percent of total revenues, as compared to $17.9 million, or 39 percent of total revenues, for the comparable period of 1996. The increase in international sales resulted primarily from the elimination of the distributor discount on certain sales in Europe following the Company's acquisition of its German distributor in December 1996. The Company expects that international sales will continue to represent a significant portion of its total revenues. The Company's international operations are subject to various risks, including seasonality, regulatory requirements, political and economic instability, and trade restrictions.
Although the Company's sales have typically been made in US dollars, the Company's German subsidiary conducts its operations in German marks. Therefore, a portion of the Company's revenues is directly subject to the risk of currency fluctuations in that market. In addition, a weakening in the value of foreign currencies relative to the US dollar could have an adverse impact on the effective price of the Company's products in its international markets. The Company also expects that it will increasingly be required to transact in local currencies in order to further its growth internationally and, therefore, will become more directly exposed to the risk of foreign currency fluctuations.

The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of some of the Company's markets, the impact of new product offerings and pricing structures, such as the Wonderware FactorySuite, and product enhancements, and the future effect of competition. Declines in demand for the Company's products, whether as a result of competition, technological change, price reductions or otherwise, would have a material adverse effect on the Company's operating results. There can be no assurance that the Company's historical growth rates or its operating margins will be sustained in the future.

Gross profit. Cost of sales includes the cost of manuals, diskettes and duplication, packaging materials, assembly, paper goods, third-party software royalties, amortization of acquired technology and shipping. All internal costs related to research and development of software products and enhancements to existing products are expensed as incurred.

The Company's consolidated gross margin for the three and nine months ended September 30, 1997 decreased to 92 percent from 93 percent for the three and nine month periods ended September 30, 1996. The decreases in gross margin were due to lower pricing related to upgrades for initial shipments of the Wonderware FactorySuite and higher third party royalty costs associated with the Wonderware FactorySuite when compared to the Company's other product lines. These decreases were partially offset by the elimination of the distributor discount on certain sales as a result of the Company's acquisition of its distributor in Germany. Gross profit for the quarter ended September 30, 1997 increased to $18.1 million from $14.2 million for the third quarter of 1996, and increased to $54.3 million for the nine months ended September 30, 1997 from $42.9 million for the comparable period in 1996. The increases were primarily due to increased sales volume. Gross margin is expected to be adversely affected in future periods as sales of new products incorporating additional third party royalties increase. There can be no assurance that the Company will be able to achieve historical gross margins in the future.

Research and development expenses. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development effort. For the three months ended September 30, 1997, research and development expenses decreased 6 percent to $5.0 million from $5.3 million for the same quarter of 1996 while decreasing as a percentage of total revenues to 25 percent from 35 percent. For the nine months ended September 30, 1997, such expenses increased 6 percent to $14.6 million from $13.8 million for the comparable period of 1996 while decreasing as a percentage of revenues to 25 percent from 30 percent. The decrease in absolute spending for the quarter is primarily attributable to reduced operating expenses resulting from the closure of the Company's development center in Cupertino, California in February 1997. For the year to date period, these reduced operating expenses were partially offset by costs related to contract programmers and software translation, as well as to depreciation on fixed assets purchased during 1996 in support of the
development   effort.

The Company believes that the introduction of new technologies and products to the industrial automation market in a timely manner is critical to its success. For the foreseeable future, the Company anticipates that it will increase spending in absolute dollars on research and development for the enhancement of current products, the addition of new product capabilities and the integration efforts associated with the Wonderware FactorySuite.

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no internal software development costs were capitalized as of September 30, 1997. Significant new products developed in the future may require the capitalization of internal software development expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of compensation costs of administrative, sales and marketing personnel; advertising and promotional expenses; and customer service and technical support costs. Selling, general and administrative expenses decreased 4 percent to $12.0 million for the three months ended September 30, 1997 from $12.5 million for the same quarter of 1996, while decreasing as a percentage of total revenues to 61 percent from 82 percent. For the nine months ended September 30, 1997, such expenses increased 13 percent to $38.2 million from $33.7 million for the comparable period of 1996, while decreasing as a percentage of sales to 65 percent from 73 percent. The decrease in the dollar amount of selling, general and administrative expenses for the quarter was primarily due to decreased sales and marketing costs resulting from the streamlining of the Company's product strategy from many individual products into the single Wonderware FactorySuite product. The increase in the dollar amount of selling, general and administrative expenses for the year to date period was primarily due to increased staffing in field sales and product marketing required to further penetrate current and new markets for the Company's products, and increased staffing in technical support to provide service to users of the Company's new product lines. The Company expects that such expenses will increase in absolute dollars as it expands its worldwide sales distribution and customer support network for the Wonderware FactorySuite product line.

Legal settlement. In August 1997, the Company entered an out-of-court settlement agreement in the matter of Delivanis, et. al. vs. Wonderware Corporation and all related cases. The settlement includes mutual and general releases of all claims by all parties and cash payments by the Company to Messrs. Delivanis and Preysman. The settlement resulted in a one-time charge to earnings of $1.9 million, including attorneys' fees and related costs, during the third quarter of 1997. See Note 5 of Notes to Consolidated Financial Statements.

Provision (benefit) for income taxes. The Company's effective tax rate for the third quarter of 1997 was 28 percent as compared to 34 percent for the same quarter of 1996. The decrease is primarily the result of the utilization of operating loss and tax credit carryforwards.

Net income (loss). Net loss for the three months ended September 30, 1997 totaled $67,000, or $0.00 per share, as compared to a net loss of $2.0 million, or $0.15 per share, in the third quarter of 1996. For the nine months ended September 30, 1997, net income totaled $940,000, or $0.06 per share, compared to a net loss of $1.7 million, or $0.13 per share, for the comparable period in 1996. Due to the increasing level of spending in the areas of research and development, and in selling, general and administrative functions as discussed above, the Company anticipates that net income as a percentage of total revenues will continue to be lower than historical levels. There can be no assurance that the Company will sustain profitable operations in the future.

Fluctuations in quarterly operating results

Many software companies experience seasonal variations in revenues, with lower domestic sales in the first quarter and lower European sales in the third quarter. Although the significant growth in the Company's total revenues over the past several years may have masked seasonal variations in the Company's operating results, the Company believes that its results of operations are subject to similar quarterly variations.

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

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems are Year 2000 compliant, the Company's customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those sold by the Company.

Liquidity and Capital Resources

The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and short-term investment balances. For the nine months ended September 30, 1997, operating activities used cash of $583,000, primarily related to increases in accounts receivable and prepaid expenses and a decrease in accounts payable, offset by net income, depreciation and amortization, and an increase in income taxes payable.

During the nine months ended September 30, 1997, investing activities used cash of $8.2 million, primarily related to capital expenditures and net purchases of short-term investments. The issuance of capital stock through the Company's Employee Stock Purchase Plan and proceeds from the exercise of stock options provided cash from financing activities of $1.9 million.

As of September 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $49.5 million.

The Company maintains an unsecured bank line of credit expiring in May 1998 that provides for borrowings of up to $5 million at the bank's prime rate. No borrowings were outstanding under this line of credit at September 30, 1997. The Company is in compliance with the terms of the unsecured bank line of credit. The Company's German subsidiary maintains a separate bank line of credit in Germany which expires in February 1998. This line of credit provides for maximum borrowings of 2.5 million German marks at the German bank's prime rate. Approximately $191,000 (DM335,000) of borrowings against the German credit line were outstanding as of September 30, 1997.

The Company's principal commitments as of September 30, 1997 consisted primarily of leases on its headquarters and other facilities, and there were no material commitments for capital expenditures.

The Company believes that its cash and short-term investment balances and availability under its bank lines of credit as of September 30, 1997, and cash flow generated from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Information with respect to this item may be found in Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  Exhibit 11 Statement Regarding Computation of Net Income Per Share.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                WONDERWARE CORPORATION
                                     -------------------------------------------
                                                    (Registrant)




Date:      November 12, 1997                      /s/ Roy H. Slavin
       --------------------------   --------------------------------------------
                                                    Roy H. Slavin
                                        Chairman of the Board, President and
                                                Chief Executive Officer
                                             (Principal executive officer)



Date:      November 12, 1997                    /s/ Sam M. Auriemma
       --------------------------   --------------------------------------------
                                                   Sam M. Auriemma
                                            Vice President, Finance and
                                              Chief Financial Officer
                                    (Principal financial and accounting officer)