Form 10-K
period 1997-12-31
WONDERWARE CORP
filed 1998-03-30
CIK 906519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER: 0-22044

                             WONDERWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            33-03046777
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

      100 TECHNOLOGY DRIVE IRVINE, CA 92618               (714) 727-3200
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)   (REGISTRANT'S TELEPHONE
                                                    NUMBER, INCLUDING AREA CODE)

             NONE                                 COMMON STOCK, $.001 PAR VALUE
SECURITIES REGISTERED PURSUANT                   (SECURITIES REGISTERED PURSUANT
TO SECTION 12(B) OF THE ACT)                       TO SECTION 12(G) OF THE ACT)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1998 was $336,097,524, based on the last sales price on that date as reported on the Nasdaq National Market.*

As of March 2, 1998, there were 14,334,041 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)
                                      NONE

* Excludes 110,701 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds ten percent of the shares outstanding at February 28, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

            This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The actual future results of Wonderware(R) Corporation ("Wonderware" or the "Company") could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in Item 1, "Business - Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

                                     PART I

ITEM 1.  BUSINESS

            Wonderware supplies Microsoft(R) Windows(R)-based software products for the industrial automation market. The components of the Company's flagship product, FactorySuite(TM) 2000, provide object-oriented software development tools that enable customers to rapidly develop personal computer applications that provide dynamic, graphical representations of physical processes in a factory. These applications gather and display information about an automated manufacturing process and can interact with and control that process. Wonderware has offered industrial automation software development tools since 1989 that feature ease-of-use and an intuitive operator interface typical of Windows applications. The Company's products enable customers to reduce operating costs and improve product quality by providing access to real-time information throughout a manufacturing enterprise.

            The Company has shipped its products to a wide range of industries, including chemical, oil and gas, food, public utility, pharmaceutical, pulp and paper, automobile, aerospace, electronics, telecommunications, water treatment, transportation and numerous other industries. End user customers include Anheuser Busch, AT&T, Boeing, Coca-Cola, Ford, Lockheed, Mercedes Benz, Nestle, Philip Morris, Procter & Gamble, Shell Oil, Texaco and Weyerhaeuser.

            Wonderware was formed as a partnership in April 1987 and was incorporated in California in June 1988 as Wonderware Software Development Corporation. The Company reincorporated in Delaware in July 1993.

            On February 24, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Siebe plc ("Siebe"), WDR Acquisition Corp. ("Purchaser") and WDR Sub Corp. ("Sub"), pursuant to which Purchaser has commenced a tender offer to acquire all of the outstanding shares of Common Stock of the Company at a purchase price of $24.00 per share (the "Tender Offer"). The Tender Offer is currently anticipated to expire on April 3, 1998, subject to extension under certain circumstances. Following the completion of the Tender Offer, the Company will be merged with and into Sub (the "Merger"), becoming a wholly owned subsidiary of Purchaser, and any outstanding shares of Common Stock that were not previously tendered to Purchaser will automatically be converted into the right to receive $24.00 per share, subject to properly exercised appraisal rights. For more information concerning the Merger Agreement, the Tender Offer or the Merger, please refer to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 that was filed on March 3, 1998, as it may be amended from time to time.

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

            As PLCs, DCSs and computer systems became increasingly prevalent in the manufacturing environment throughout the 1980s, several problems became apparent. Most of these systems were proprietary and built on platforms that lacked the ability to communicate outside their own environment. For example, PLCs, while greatly improving control of individual processes, created multiple "islands of information" that were generally unable to communicate or share data with other systems throughout the manufacturing enterprise. Software for a manufacturing operation typically had to be developed or customized to satisfy the unique requirements for that operation. In addition, mastery of multiple proprietary programming languages was required to modify and maintain applications once developed. As a result, high initial cost and high cost of ownership have characterized the application of computer hardware and software to each facet of the manufacturing enterprise.

            Manufacturers have also become aware of the importance of accurate and timely data capture on the factory floor and the value of the data for decision making throughout the manufacturing enterprise. Manufacturers increasingly need cost-effective mechanisms to connect the "islands of information" that characterized manufacturing automation throughout the 1980s and early 1990s. With the advent of low-cost, high-performance, standard personal computers and open operating environments, such as Microsoft Windows, the economics of the mass market can now be brought to the factory floor to solve the problems inherent in the traditional automation solutions.

            Personal computers have become the platform of choice for human-machine interface ("HMI") and other manufacturing automation functions, including PLC and DCS capabilities. However, low-cost, standard platforms alone do not address the problem of delivering cost-effective solutions to complex industrial process and control problems. Manufacturers are increasingly seeking software products that allow the rapid development and deployment of automation systems built on standard hardware, operating system and networking platforms.

PRODUCTS

            Wonderware supplies easy-to-use application development tools and connectivity products, rather than finished applications. The Company's products incorporate object-oriented, graphical user interface concepts, support popular communication standards, and run on low-cost, high-performance personal computer hardware. Each new release of a Wonderware product is typically designed to offer users application compatibility with all prior releases, providing continuity as the capabilities and performance of the product are improved. In addition, the Company's product families are scaleable from entry-level through high-end products, permitting end-users to upgrade easily as their requirements increase.

Wonderware FactorySuite(TM) 2000

            FactorySuite 2000, first shipped to customers on December 14, 1997, is the Company's most recent release of its integrated, component-based Manufacturing Management Information ("MMI") system. FactorySuite 2000 runs on the Microsoft Windows NT(R) 4.0 operating system and the Human-Machine Interface ("HMI") and clients also run on Windows 95. By combining the Company's core product components into an integrated system, FactorySuite 2000 provides process visualization, process control, a real-time relational database, an internet/intranet tool for remote data viewing, tracking and management of production operations, batch management and I/O servers to connect the FactorySuite 2000 components to the data on the plant floor. FactorySuite 2000 is sold at a reduced price when compared to the cost of buying each of the components of the suite separately. The large discount available to customers when buying the FactorySuite 2000 packages is designed to produce additional volume, but could have an adverse effect on the Company's future revenues for other products. Further it is expected that some of the Company's competitors, some of whom have much greater resources than the Company, will offer similar suites of products. There can be no assurance that the FactorySuite 2000 will gain acceptance in the industrial automation market.

  Wonderware InTouch(TM)

            InTouch, Version 7.0, a principal component of FactorySuite 2000, is a Microsoft Windows based, 32-bit object-oriented, graphical human-machine interface ("HMI") application generator for industrial automation, process control and supervisory monitoring. Applications developed using InTouch allow personal computers to act as "dashboards" that are used by operators to monitor and manage computer-controlled processes. With InTouch, a developer uses an object-oriented graphics editor to create an animated, graphical representation of a manufacturing process. Changes in data values cause immediate changes in the appearance of the graphics images. The size, color, location, orientation, or other attributes of objects, such as tanks, gauges or pumps, may change in response to changes in the data values acquired from the manufacturing process via Dynamic Data Exchange ("DDE"). Objects can also act as "buttons" or "sliders" that cause data values to change when the objects are pressed or moved with a mouse or touchscreen. The Windows based operator interface applications that are implemented and deployed using Wonderware InTouch are integrated with FactorySuite 2000 control, plant database, batching and internet applications, which are briefly described below.

  Wonderware InControl(TM)

            The InControl Version 7.0 component of FactorySuite 2000 is a Windows NT based real-time open architecture control system that allows a user to design, create, test and run application programs for controlling factory floor processes. InControl provides an integrated control solution that replaces proprietary control systems such as PLCs and DCSs with open architecture NT-based control, providing a lower cost control architecture with integrated connectivity, powerful processing capability and easy expandability. Like other Company products, InControl is tightly integrated with InTouch and the other components of FactorySuite 2000. It is the control component that executes real-time control logic, connects to factory floor I/O and is a data server to FactorySuite 2000. It is a scripting engine for Intouch, phase logic engine for InBatch, and data server for IndustrialSQL Server or InTrack.

  Wonderware IndustrialSQL Server(TM)

            The IndustrialSQL Server Version 7.0 component of FactorySuite 2000 is a real-time relational database for factory data. IndustrialSQL Server imbeds Microsoft SQL Server(TM), providing universal data access, a powerful relational engine and integration with Microsoft BackOffice(TM). It acquires and stores plant data at full resolution and integrates real-time and historic plant data with configuration, event, summary and production data. The relational query engine enables users to search for and find data and to analyze that data in order to better understand the relationships and correlations between physical plant, manufacturing operating conditions, process events, product quality and production efficiency. The universal data access feature allows users to view and analyze data with other Company software products and with other commercial software such as Microsoft Office and other tools using SQL or OBDC. New with FactorySuite 2000, IndustrialSQL Server's support of the Company's new SuiteLink I/O servers enables time and quality stamping at the data acquisition level to assure quality data. FactoryOffice(TM), a pack of desktop applications new with FactorySuite 2000, allows users to view, graph and analyze IndustrialSQL Server data without significant prior knowledge of SQL. As the FactorySuite 2000 database, IndustrialSQL Server is tightly integrated with the other components of FactorySuite 2000.

  Wonderware Scout(TM)

            The Scout component of FactorySuite 2000 is a web server add-on and client browser that provides the user read-only remote viewing of FactorySuite data and visual objects and a variety of other data sources over the internet and intranets.

  Wonderware InTrack(TM)

            The InTrack component of FactorySuite 2000 is a production management and tracking application generator. Applications developed using InTrack allow manufacturers to model computer-controlled manufacturing processes and then track material flow and resource usage through that process. It provides real time views of work in process and shop floor inventory as well as order status, equipment utilization and process performance. The Wonderware InTouch graphical user interface provides operators with a "window" into the manufacturing process at each work station. Information collected provides a production history of events, such as yields, material consumed, and actual process conditions, for each operation. InTrack is integrated with other components of FactorySuite 2000, including InTouch, IndustrialSQL Server and SPCPro to provide a comprehensive means for modeling, acquiring, and visualizing all elements of the manufacturing process and enabling automatic data transfer to and from plant floor devices such as PLCs, DCSs, and barcode readers.

  Wonderware InBatch(TM)

            The InBatch component of FactorySuite 2000 is a flexible, sustainable and scaleable batch management software designed specifically for the modeling and automation of batch-oriented production processes, such as in the chemical, pharmaceutical and food processing industries. Wonderware InBatch applications provide recipe control, equipment modeling, sequence control and scheduling of batch processes. InBatch also provides complete production history and materials genealogy.

  I/O servers

            I/O servers are input/output drivers that connect the computers to the factory floor machines. A wide selection of I/O servers are included in the FactorySuite 2000. They provide seamless data sharing among other FactorySuite 2000 components, including InTouch, other Windows-based programs (e.g., spreadsheets and word processing programs), and more than 250 PLCs, DCSs and other control devices used in process automation. These devices can then be configured as servers in a client/server architecture. The need to support a broad range of controllers in the industrial automation market has been a significant barrier to entry to providers of general purpose application development tools. The Company believes that its ability to develop, acquire and support such a broad range of controllers is a significant competitive advantage.

  FactorySuite Toolkit

            The FactorySuite Toolkit is a set of product-specific tools that allows the user to extend FactorySuite 2000 components to meet the user's specific application needs. The FactorySuite Toolkit contains five development kits.

            The InTouch Extensibility Toolkit contains the following three tools: The Wizard Development Kit facilitates creation of preconfigured graphical objects or command sequences. The Script Development Kit allows creation of complex algorithms and embedding them directly into the InTouch scripting language. The InTouch Database Extension APIs (IDEA) Toolkit lets users give external applications access to the InTouch database.

            The I/O Server Toolkit enables programmers to quickly and easily develop their own I/O servers that use DDE, Wonderware's FastDDE or SuiteLink protocols, to connect InTouch with custom equipment or communications protocols not served by the Company's line of I/O servers. This toolkit is the same toolkit Wonderware uses to develop all of the Company's I/O servers for InTouch.

            The InControl I/O Toolkit allows the user to develop I/O drives to communicate to the InControl client.

            The InBatch Toolkit enables the user to access the different InBatch databases. The user can also control certain InBatch processes.

            The Scout Toolkit allows the user to develop data agents to their database. The Scout client can then access the information through the data agents.

  Wonderware Technical Services

            Product Training. The Company offers comprehensive training programs. InTouch Basic Training and InTouch Advanced Training teach application development for the InTouch component of FactorySuite 2000. InControl Training teaches users to design, create, test and run control applications for controlling manufacturing processes. InTrack Foundation and Modeling Course is designed for systems integrators, plant floor managers, project managers, evaluation team members and other s who want to use InTrack in their manufacturing process. The InTrack Developer Course provides experienced InTrack users with advanced product knowledge to help them develop and implement high-end InTrack solutions in an enterprise systems environment. IndustrialSQL Server Training provides participants with information on topics including IndustrialSQL Server architecture, hardware, configuration, data retrieval and client tools. InBatch Training includes instruction on topics like modeling the plant, creating recipes, managing materials produced and consumed, scheduling and executing batches, recording history and generating reports on all batch processing activities, along with the procedures required to set up a redundant InBatch system. Recipe, SPCPro and SQL Training addresses the subjects of Recipe, Statistical Process Control Pro (SPCPro) and Structured Query Language
(SQL). The Company is currently developing an internet course for the Scout component of FactorySuite 2000. Training courses are available at the Company's training facilities in Irvine, California, Atlanta, Georgia and selected regional offices outside the United States. Courses are also available through Certified Training Centers. The Certified Training Centers have completed and passed a rigorous certification process to ensure that they have the ability to effectively train customers using the Company's training materials.

            Software Maintenance Programs/Technical Support Services.
Wonderware Technical Support offers three software maintenance support programs:
Basic Support; Comprehensive Support and Site Support. Basic Support services include e-mail and fax support through which users may send in their technical questions for submission to a Certified Support Provider. It also includes web-site support through which users may access Wonderware technical publication, download available software patch fixes, participate in discussion groups and submit questions to Wonderware Technical Support. Basic Support also includes automated telephone support and access to the WonderFax System through which a customer may obtain by fax at any time certain technical support, training and financial documents. Comprehensive Support includes the Basic Support Services plus certain rights with respect to future software releases, when and if available, immediate telephone access to the nearest Certified Support Provider during normal business hours, priority E-mail and Advanced Web Services, and a subscription to the periodic FactorySuite InSider Newsletter. Also included is the Wonderware Knowledge Base CD-ROM which is an encyclopedia of FactorySuite technical information that includes, among other information, "how to" notes, software service packs and patch fixes, sample product applications, demonstration videos, utilities, and product add-on extensions. Site Support includes special rates for all licenses at a single site, all the benefits of Comprehensive Support Service as well as certain additional benefits. Technical Support services are provided by the Company or by its distributors who have become Certified Support Providers by completing and passing a rigorous certification process to ensure that they have the ability to effectively provide technical support services for the Company's products.

            Products - Year 2000 Compliance. The Company believes that its FactorySuite software programs released and shipped after April 14, 1997 are "Year 2000 Compliant". More specifically such FactorySuite software programs are designed, developed, tested and supported to adhere to the following criteria:
(a) No value for current date will cause abnormal interruption in operation of the programs; (b) Date-based functionality will behave consistently for dates through the year 2000; (c) In all program interfaces and data storage routines, the century is specified either explicitly or by unambiguous algorithms or inferencing rules; and (d) Year 2000 is recognized as a leap year. Any Year 2000 nonconformity or defect (or "bugs") that may be detected in any FactorySuite 2000 component (and it is likely that "bugs" will arise) will receive the Company's highest priority response from its technical support services personnel. The Company does not provide any assurances that software programs released prior to April 14, 1997 are "Year 2000 Compliant".

MARKETING, SALES AND DISTRIBUTION

            Wonderware's products are sold in 58 countries principally through a network of more than 80 technically skilled, independent distributors specializing in industrial automation products. With the exception of the Company's wholly owned subsidiaries in Germany and Italy, the distributors are not within the control of the Company, and are not obligated to purchase products from the Company. However, sales of the Company's products constitute a substantial portion of revenues for a number of these distributors. The Company believes that its relationships with its distributors represent a significant competitive advantage for the Company.

            Many of these distributors represent other lines of products. While the Company encourages its distributors to focus primarily on the promotion and sale of the Company's products, there can be no assurance that these distributors will not give higher priority to the sale of other products. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could adversely affect the Company's operating results. There can be no assurance as to the continued viability or financial stability of the Company's distributors, the Company's ability to retain its existing distributors or the Company's ability to add new distributors in the future. In addition, as a result of new product introductions or pricing actions by the Company or others, the Company's distributors or end-users may alter the expected timing of their product purchases, thereby exacerbating the possible variability of the Company's quarterly operating results.

            In October 1997, the Company purchased minority equity interests in two of its distributors. In connection with the investments, the Company agreed either to loan or guaranty a loan to each distributor, the proceeds of which may be used by the distributor only for certain uses approved by the Company including further development of the distributor's business. The Company believes that selective assistance to specific distributors may promote revenue growth from those distributors.

            Wonderware maintains a sales, marketing and technical support organization to support the distribution channel. On December 31, 1997 there were 138 full time employees involved in sales and marketing, and 61 full time employees involved in technical support services. The Company's sales staff also targets large end-user customers, system integrators, OEMs and value added resellers to complement the selling efforts of the Company's distributors. The Company believes that, for certain customers and markets, this supplemental sales effort enhances the Company's penetration. The Company has a sales office at its headquarters in Irvine, California and eight domestic field offices. To enhance its presence in international markets, the Company maintains several sales and support offices throughout Europe, Asia and Latin America. International sales accounted for 46%, 42% and 43% of total revenues in 1997, 1996 and 1995, respectively. See Management's Discussion and Analyses of Financial Condition and Results of Operations, and Note 7 of Notes to Consolidated Financial Statements.

            Wonderware seeks to establish relationships with OEM providers of industrial automation solutions, as well as value-added resellers and systems integrators, to broaden the distribution of its products and to pursue additional market segments. The Company has established relationships with several OEMs, including Moore Products, Motorola, and Yokogawa. Moore Products uses several components of the Wonderware FactorySuite software in process systems that it sells. Motorola bundles Wonderware InTouch with Motorola's remote monitoring and control terminals. Yokogawa purchases Wonderware InTouch for use in its Darwin product which is part of its line of chart recorders. The Company is pursuing additional OEM relationships to broaden the distribution of its products to new market segments.

            Supplying premium quality product support to every customer is a primary Wonderware objective. The Company offers several customer support services including the Wonderware Information Exchange, a bulletin board service designed to facilitate communications with and among end-users. Users who dial into the bulletin board can leave or retrieve messages or files and can access a library of "How To Notes." The Company maintains a World Wide Web site on the Internet that offers hundreds of pages of corporate, marketing and product information to any interested browser around the world. The Company offers six to twelve-month comprehensive support agreements to its end-user customers entitling them to software upgrades, when and if available, and numerous other benefits distributed via CD-

ROM. The Company also supports a user group that has established a Program Information Exchange to allow users to share their evaluations of third-party hardware and software devices for use with Wonderware InTouch. The user group is led by an Advisory Board of Directors comprised of representatives from a number of Wonderware end-user customers including Philip Morris, Lockheed Missiles & Space, Texaco, Weyerhaeuser and Nestle. Wonderware has a comprehensive training department that offers a number of different courses covering each of the Company's products and communications technologies. See Products - Wonderware Technical Services.

BACKLOG

            The Company typically ships its products within a very short period after acceptance of purchase orders from distributors. Accordingly, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Any significant weakening in customer demand would therefore have an almost immediate adverse impact on the Company's operating results and on the Company's ability to maintain profitability.

PRODUCT DEVELOPMENT

            The Company believes that its success will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. The Company's product development department is headquartered in Irvine, California. The Company also maintains product development and research facilities in Johnson City, Tennessee, where employees focus on the development of industrial control products, and in York, Pennsylvania, where employees focus on the development of production and batch management products. The Company also has a development department in Munich, Germany, where employees focus on development of I/O servers. In February 1997, the Company closed its Cupertino development center and consolidated the development of it production management products in the York, Pennsylvania development center (see Note 14 of Notes to Consolidated Financial Statements). As of December 31, 1997, the Company's research and development group consisted of 132 full-time employees. During 1997, 1996 and 1995, research and development expenses were approximately $19.8 million, $18.8 million and $10.6 million, respectively. See Item 7, Management's Discussion and Analyses of Financial Condition and Results of Operations. The Company anticipates that it will continue to commit substantial resources to research and development in the future. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the Company's policy regarding capitalization of software development expenses. See also Technology.

COMPETITION

            The market for industrial automation and process control software products is intensely competitive and is characterized by rapid changes in technology and frequent introductions of new platforms and features. To maintain or improve its position in this industry, the Company must continue to enhance its current products and develop new products in a timely fashion.

            The Company competes generally on the basis of breadth of product features and functions, the relatedness or integration of its products, ease of use, product architecture, the ability to interface with a variety of industry standard platforms, local technical support and other related services, ease of product integration with third party applications software and price/performance. The Company competes with a number of independent software suppliers as well as large PLC and DCS manufacturers that provide interface software along with their hardware products. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than the Company. Certain of these organizations may also have greater name recognition and a larger installed base than the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's product offerings. These organizations could also bundle existing or new products with other products or systems to compete with the Company. The Company expects competition to increase and the Company's market share may decline as other companies introduce additional and more competitive Microsoft Windows-based products in this emerging market segment. As the market for industrial automation and process control software products develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring, or forming strategic alliances with, competitors of the Company. There can be no assurance that the Company will be able to compete successfully in the future.

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

            The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of its technology. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that its software will become increasingly the subject of claims that such software infringes the rights of others. See Note 10 of notes to consolidated financial statements for a description of legal proceedings involving the Company pertaining to proprietary rights and the Company's intellectual property.

            The Company considers its name, "Wonderware", to be a valuable asset with significant recognition within the industrial automation community, and has taken steps to protect its rights in its name, including trademark registration in the United States and certain foreign countries. The Company plans to discontinue use of certain other marks that it has historically used in connection with certain of its products, including "InTouch", in favor of a new product name program that the Company believes will better convey the use and integrated functionality of its products.

EMPLOYEES

            As of December 31, 1997, the Company employed 405 full-time employees, of which 138 were engaged in sales and marketing, 61 were engaged in technical support and training, 132 were engaged in software development and engineering and 74 were engaged in general management, administration, finance, and operations. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

            Roy H. Slavin, 52, has served as Chairman, President and Chief Executive Officer since December 1995. From July 1995 to November 1995, he served as President and Chief Operating Officer of the Company. From October 1993 to June 1995, he was President and Chief Executive Officer of Siemens Industrial Automation, Inc., a manufacturer of industrial automation components and systems. From January 1986 to September 1993, he was President and Chief Executive Officer of Potter and Brumfield, Inc. (A Siemens Company), a manufacturer of electronic components.

            Sam M. Auriemma, 45, has served as Vice President, Finance, Chief Financial Officer and Secretary since April 1996. From September 1990 to March 1996, he served as Vice President of Finance and Chief Financial Officer of Locus Computing Corporation, a software and software services company.

            Joe L. Cowan, 48, has served as Vice President, Sales and Marketing since December 1995. From December 1993 to November 1995, he held various sales and marketing positions with the Company. From April 1992 to

November 1993, Mr. Cowan was Director of Automation Business for Lanex, Inc., a system integration company for industrial automation.

            Jeffrey L. Kissling, 42, has served as Vice President, Product Development since July 1996. From September 1995 to July 1996 he served the Company as General Manager of the Company's York, Pennsylvania development center. From 1989 to September 1995 Mr. Kissling was President and Chief Executive Officer of Soft Systems Engineering, Inc. which was acquired by the Company in September 1995.

            Victoria Stowe, 47, has served as Vice President, Wonderware Studios since January 1995. From February 1991 to January 1995, Ms. Stowe served as the Company's Director of Marketing Communications.

RISK FACTORS

            In addition to the other information set forth in this Report, particularly the information contained in the section of this report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", the following risk factors should be considered carefully in evaluating the Company and its business.

Pending Acquisition of the Company

            The Company has entered into the Merger Agreement with Siebe, Purchaser and Sub pursuant to which Purchaser has commenced the Tender Offer. Assuming that the Tender Offer is completed as anticipated, the Company will ultimately be merged with and into Sub in the Merger pursuant to the Merger Agreement. If the Tender Offer and the Merger were completed, none of the shares of Common Stock of the Company currently outstanding would remain outstanding following the Merger (subject to properly exercised appraisal rights) pursuant to the Merger Agreement. The consummation of the Tender Offer and of the Merger is each subject to certain conditions as set forth in the Merger Agreement. There can be no assurance that the Tender Offer or the Merger will be completed as currently contemplated.

            The purchase of shares of Common Stock by Purchaser pursuant to the Tender Offer will reduce the number of shares of Common Stock that might otherwise trade publicly and may reduce the number of holders of Common Stock, which could adversely affect the liquidity and market value of the remaining shares of Common Stock held by stockholders other than Purchaser. Depending upon the number of shares purchased pursuant to the Tender Offer, the Common Stock may no longer meet the standards for continued inclusion on the Nasdaq National Market. If trading volume were lower than such standards, quotations might continue to be published in the "additional list" or in one of the "local lists", or such quotations might not be published at all. If the number of holders of Common Stock (based on round lots) fell below 400, NASDAQ might cease to provide quotations, but quotations might still be available from other sources. The Company cannot predict whether NASDAQ trading volume standards for publication will be met after the Tender Offer.

            The shares of Common Stock are currently registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such registration may be terminated upon application by the Company to the Commission if there are fewer than 300 record holders of shares of Common Stock. It is the stated intention of Purchaser to seek to cause an application for such termination to be made as soon after consummation of the Tender Offer as the requirements for termination of registration for the Common Stock are met. If such registration were terminated, the Company would no longer legally be required to disclose publicly in proxy materials distributed to stockholders the information which it now must provide under the Exchange Act or to make public disclosure of financial and other information in annual, quarterly and other reports required to be filed with the Commission under the Exchange Act; the officers, directors and 10% stockholders of the Company would no longer be subject to the "short-swing" insider trading reporting and profit recovery provisions of the Exchange Act or the proxy statement requirements of the Exchange Act in connection with stockholders' meetings; and the Common Stock would no longer be eligible for NASDAQ reporting or for continued inclusion on the Federal Reserve Board's "margin list". Furthermore, if such registration were terminated, persons holding "restricted securities" of the Company may be deprived of their ability to dispose of such securities under Rule 144 promulgated under the Securities Act of 1933, as amended.

Short Operating History; Fluctuations in Quarterly Operating Results

            The Company has a limited operating history and, although the Company has experienced significant growth in recent periods, such growth rates may not be sustainable and are not indicative of future operating results. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in introduction of products or product enhancements by the Company, its competitors or other providers of hardware, software and components for the industrial automation market; costs associated with product or technology acquisitions; the size and timing of individual orders; software "bugs" or other product quality problems; competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; regulatory requirements and political and economic instability in foreign markets; mix of products sold; and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Product Concentration

            Although the Company has introduced two releases of its FactorySuite family of integrated software programs over the last year, the bulk of the Company's revenues are still concentrated in InTouch product for industrial automation applications. The Company introduced the initial version of InTouch in August 1989. Revenues from the InTouch family of products have grown rapidly and have represented a significant portion of the Company's total revenues since 1990. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues. The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of the Company's market, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

Competition

            The market for the Company's products is intensely competitive. The Company expects competition to increase and the Company's market share may decline as other companies introduce additional and more competitive Microsoft Windows-based products in this emerging market segment. This trend is expected to accelerate with the increased acceptance of Microsoft Windows 95 and Windows NT 4.0 in the market. Many of the Company's present or anticipated competitors have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

Dependence on Microsoft Windows

            The Company's software development tools are designed for use with personal computers running in the Microsoft Windows operating environment, and future sales of the Company's products are dependent upon continued use of Windows and Windows NT. In addition, changes to Windows (such as the release of Windows 95 and the anticipated release of Windows 98 later this year) or Windows NT require the Company to continually upgrade its products. Any inability to produce upgrades or any material delay in doing so would adversely affect the Company's operating results. The successful introduction of new operating systems or improvements of existing operating systems that compete with Windows or Windows NT also could adversely affect sales of the Company's products and have a material adverse effect on the Company's operating results.

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

Management of Remote Operations

            The Company maintains several remote and international facilities, including operations in Germany and Italy. As the Company grows it may add additional foreign and remote offices, and may need to add additional personnel to existing foreign and remote offices. The Company must rely upon local managers to conduct, supervise and manage the Company's business in its foreign and remote offices. There can be no assurance that the Company will be successful in hiring and retaining skilled personnel for its international and remote offices. Inability to attract and retain such personnel would have an adverse affect on the Company's operations and performance at such locations.

Management of Growth

            The Company has recently experienced rapid growth in the scope of its operating and financial systems and the geographic area of its operations. This growth has resulted in an increase in the level of responsibility for both existing and new management personnel. To manage its growth effectively, the Company will be required to continue to implement and improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if the Company continues to grow. The Company may make additional acquisitions in the future. The Company's management has only limited experience with acquisitions, which involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired companies.

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

Reliance upon Distribution Channel

            The Company has relied and expects to continue to rely primarily on independent distributors for the marketing and distribution of its products. These distributors may also represent other lines of products. The Company's distributors are not within the control of the Company and are not obligated to purchase products from the Company. While the Company encourages its distributors to focus primarily on the promotion and sale of the Company's products, there can be no assurance that these distributors will not give higher priority to the sale of other products. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could adversely affect the Company's operating results. There can be no assurance as to the continued viability or financial stability of the Company's distributors, the Company's ability to retain its existing distributors or the Company's ability to add new distributors in the future. Also, there can be no assurance that the Merger with Siebe, Purchaser and Sub will not have an adverse effect on the Company's relations with its distributors. In addition, as a result of new product introductions or pricing actions by the Company or others, the Company's distributors or end-users may alter the expected timing of their product purchases, thereby exacerbating the possible variability of the Company's quarterly operating results.

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

International Sales

            The Company derived approximately $37.7 million (46%) of its total revenues from international sales during 1997. The Company expects that international sales will continue to represent a significant percentage of its total revenues. The Company's international operations are subject to various risks, including exposure to currency fluctuations, regulatory requirements, political and economic instability and trade restrictions. The Company's Germany operation is exposed to the risks of fluctuations in the deutsch mark relative to the dollar. Although the Company's sales in other international markets are typically made in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have an adverse impact on the effective price of the Company's products in its international markets. The Company maintains regional offices in Japan, Taiwan, Singapore and Korea, and a significant portion of the Company's international sales during 1997 (approximately 9% of the Company's 1997 revenue) were from sales in these and other Asian countries. The economies of certain of these and other countries in the Asian region have recently experienced instability. Continued economic instability in the Asian region may have an adverse effect on the Company's sales in that region. In addition, the Company's business may be adversely affected by lower sales levels in Europe, which typically occur during the summer months.

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

            Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms, or at all. See Item 3, Legal Proceedings, and Note 10 of notes to consolidated financial statements for a description of litigation involving the Company pertaining to proprietary rights and the Company's intellectual property.

            The Company plans to discontinue use of certain names that historically have been associated with certain components of FactorySuite 2000, including the name "InTouch", in favor of a new product name program that the Company believes will better describe the products' uses and integrated functionality. There can be no assurance that the change will not temporarily affect the products' name recognition within the industry.

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

Anti-Takeover Effects of Certain Charter Provisions, Unissued Preferred Stock and Delaware Law

            The Company's Board of Directors has the authority, without action by the stockholders, to fix the rights and preferences of and to issue shares of Preferred Stock. In February 1996, the Board of Directors adopted a Preferred Share Purchase Rights Plan (the "Rights Plan" and commonly known as a "poison pill"), which may have the effect of delaying or preventing a change in control of the Company. The Company is also subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. Furthermore, certain provisions of the Company's Certificate of Incorporation and Bylaws may discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current prices, and may limit the ability of the stockholders to approve transactions that they deem to be in their best interests.

            In connection with the Merger Agreement, the Company has amended the Rights Plan and made certain determinations under Section 203 to exempt the Tender Offer and Merger from their application.

ITEM 2.  PROPERTIES

            The Company's principal sales, marketing, technical support, administration, product development and support facilities occupy an aggregate of 120,000 square feet in four office buildings in Irvine, California. The lease agreements with respect to such space expire between August 2000 and January 2002. The Company also leases office space for its development centers in York, Pennsylvania; Johnson City, Tennessee and Munich, Germany. In addition, the Company leases sales office space in the metropolitan areas of several cities in the United States and internationally. The Company considers its leased real property adequate for its current and reasonably foreseeable needs.

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

            In January 1997, the Company received a copy of a complaint which Cyberlogic filed in the U.S. District Court for the Eastern District of Michigan. Among other claims, this complaint purports to claim damages in excess of $40 million and injunctive relief for the Company's alleged infringement of certain software programs which Cyberlogic contends it owns. The Company believes the allegations in Cyberlogic's complaint to be without merit and intends to vigorously defend itself against these claims. Further, the Company believes that these claims arise out of or relate to the proceeding pending in the U.S. District Court of the Central District of California and the anticipated arbitration proceeding. The Company moved the U.S. District Court for the Eastern District of Michigan to compel arbitration of that action, and in February 1998, the Court granted the Company's motion. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

            In December 1996, the Company received a copy of a complaint that had been filed in the U.S. District Court for the Eastern District of Pennsylvania by Otto M. Voit, III. In the complaint, Mr. Voit purports to be acting on behalf of all former holders of common stock, or options to acquire common stock, of Soft Systems Engineering, Inc. ("SSE"). Mr. Voit alleges in the complaint that the Company and certain of its officers made false and misleading statements and concealed material information in connection with the Company's acquisition of SSE. In the complaint, Mr. Voit claims that these alleged misrepresentations and omissions constitute violations of various federal and state securities laws, fraud, negligence and inducement to enter into a contract by material misrepresentation, and he requests relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing his claims. In January 1997, the Company filed a motion to dismiss the complaint on several grounds. In September 1997, the court denied the Company's motion to dismiss. In October 1997, Mr. Voit filed a motion seeking certification of the action as a class action. The Company has opposed certification of the action as a class action; and as of February 28, 1998 the Court has not ruled on the motion. The trial of the case is set to commence at some point during or after October 1998. The Company believes the allegations in the complaint to be without merit and intends to vigorously defend itself and the other defendants, each of whom has been previously indemnified by the Company in connection with his employment as an officer of the Company, against the claims stated in the complaint. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

            In June 1997, the Company received a copy of a complaint (the "TES Complaint") filed in Massachusetts Superior Court in Worcester County by Flagship Automation, a division of EMX Controls, Inc., and Total Enterprises Solutions, Inc. (collectively, "TES"). The TES Complaint alleges that the Company breached its contract with TES, breached an implied covenant of good faith, wrongfully terminated TES' distributorship relationship, committed fraud, misappropriated trade secrets, intentionally interfered with TES' contractual and advantageous relationships and committed unfair and deceptive acts or practices under Chapter 93A of the Massachusetts General Laws. The TES Complaint seeks monetary damages. The copy of the TES Complaint was initially forwarded to the Company by the President of TES who indicated in his cover letter a willingness to seek an alternative resolution of the matter. In July 1997, the Company obtained removal of the TES complaint to the U.S. District Court for the District of Massachusetts. The TES Complaint was served in October 1997, and TES has granted the Company an extension to answer until March 27, 1998. The Company believes that the allegations in the TES Complaint are without merit and intends to vigorously defend itself against the claims stated in the TES Complaint. It is too early to determine the impact, if any, of the TES Complaint on the Company, its financial condition or the results of the Company's operations.

            In August 1997, all matters in the various proceedings involving Constantin S. Delivanis, Vladimir Preysman, the Delivanis-Kibrick Family Trust and the Company were finally concluded in an out-of-court settlement binding all parties. The settlement includes mutual and general releases of all claims by all parties and cash payments by the Company to Messrs. Delivanis and Preysman. The settlement resulted in a one-time charge to earnings of $1.9 million, including attorneys' fees and related costs, during the third quarter of 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock trades on the Nasdaq National Market under the symbol "WNDR." The following table sets forth for the periods indicated the high and low sale prices for the Common Stock reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

             1997          HIGH          LOW
             ----          -----         ---
          Fourth Quarter   18 3/4       12 1/8
          Third Quarter    20 3/8       13 7/8
          Second Quarter   14 3/4        8 3/4
          First Quarter    11 3/4        8 3/4
             1996          HIGH          LOW
             ----          -----         ---
          Fourth Quarter  $11 1/4      $ 7
          Third Quarter   $19 3/8      $ 7 7/8
          Second Quarter  $24 5/8      $17 7/8
          First Quarter   $24 3/4      $14 1/4

            The closing sale price per share of Common Stock was $16.00 on February 23, 1998, the last full day of trading prior to the public announcement of the Merger Agreement and Purchaser's intention to commence the Tender Offer, and $23.63 on February 27, 1998, the last full day of trading prior to the commencement of the Tender Offer.

            There were approximately 256 holders of record of the Common Stock as of February 28, 1998. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank line of credit prohibits the Company from paying cash dividends without the bank's prior approval. See Note 11 of notes to consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

            The following information should be read in conjunction with the consolidated financial statements and related notes.

(in thousands, except per share data)   1997       1996         1995        1994       1993
---------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,
Total revenues                        $82,519    $ 64,924     $ 55,011     $35,705    $21,328

Operating income (loss)                 3,691     (10,240)     (21,703)      9,772      5,603

Net income (loss)                       4,284      (6,121)     (14,302)      7,575      3,823

Net income (loss) per share (1)
    Basic                             $  0.30    $  (0.45)    $  (1.13)    $  0.64    $  0.58
    Diluted                           $  0.29    $  (0.45)    $  (1.13)    $  0.58    $  0.36

Weighted average common shares (1)
    Basic                              14,093      13,658       12,650      11,877      6,611
    Diluted                            14,570      13,658       12,650      13,131     10,695

Cash generated from operations        $ 3,284    $    358     $  5,528     $ 8,825    $ 4,000



AS OF DECEMBER 31,
Cash and short-term investments       $52,061    $ 52,170     $ 66,925     $58,482    $36,359

Working capital                        63,107      55,544       71,393      59,532     37,274

Total assets                           98,095      93,499       91,362      71,613     42,000

Stockholders' equity                   86,455      78,606       81,841      65,749     39,433

(1) See Note 2 of notes to consolidated financial statements for a description of shares used in calculating net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Wonderware develops, manufactures, licenses, sells and supports PC-based software products for the industrial automation market. The Company's object-oriented software development tools enable customers to rapidly develop personal computer applications that provide dynamic, graphical representations of physical processes in a factory. These applications gather and display information about an automated manufacturing process and can interact with and control that process. Wonderware has offered industrial automation software development tools since 1989 that feature ease-of-use and an intuitive operator interface typical of Windows applications.

            In April 1997, the Company introduced the Wonderware FactorySuite. The FactorySuite bundles most of the development versions of the Company's products into one package at a reduced price when compared to buying each of the related products separately. Sales of the Company's InTouch development systems are therefore being replaced by sales of the FactorySuite, which includes the InTouch development environment.

            On February 24, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby Siebe plc, a company incorporated in the United Kingdom ("Siebe"), will acquire the Company for $24 per share, or approximately $375 million in cash. The closing of the Tender Offer is subject to a majority of the shares being tendered and other customary conditions. If the Tender Offer is successful, it will be followed as promptly as possible by a Merger in which any remaining shares of the Company's stock will be converted into the right to receive $24 per share in cash. In consideration with the Merger, the Company has amended the Share Purchase Rights Plan to exempt the Tender Offer and Merger from its application. (See Item 1 Risk Factors and Note 6 of notes to consolidated financial statements.)

RESULTS OF OPERATIONS 1995, 1996 AND 1997

            The following table sets forth the percentage of total revenues represented by certain consolidated statement of operations data for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                                       1997     1996      1995
                                                        ---      ---       ---
Revenue                                                 100%     100%      100%
Cost of revenue                                           8%       7%        5%
                                                        ---      ---       ---
     Gross profit                                        92%      93%       95%
Operating expenses:
Research and development                                 24%      29%       19%
Selling, general and administrative                      61%      74%       53%
Restructuring and severance costs                                  3%        2%
Acquired in-process research and development costs                 2%       60%
Legal settlement                                          2%
                                                        ---      ---       ---
     Operating income (loss)                              5%     (15%)     (39%)
Other income, net                                         3%       4%        5%
                                                        ---      ---       ---
     Income (loss) before provision for income taxes      8%     (11%)     (34%)
Provision (benefit) for income taxes                      2%      (2%)      (8%)
                                                        ---      ---       ---
     Net income (loss)                                    6%      (9%)     (26%)
                                                        ===      ===       ===

            REVENUE. The Company's revenue grew 18% in 1996 to $64.9 million and 27% in 1997 to $82.5 million. The sales increase in 1996 was primarily from increased unit sales of the Wonderware InTouch product line and to a lesser extent from increased sales of the Wonderware InTrack products and the introduction of Wonderware InBatch. The increase in 1997 was primarily related to the sales of FactorySuite and also to the acquisition of ICT-

Wonderware GmbH (ICT-Wonderware), the Company's distributor in Germany. Revenues subsequent to the close of the acquisition in mid-December 1996 reflect higher unit sales prices because there is no longer a distributor markdown associated with such sales.

            Revenues from the Wonderware InTouch product line represented 90%, 85%, and 69% of the Company's total sales in 1995, 1996 and 1997, respectively. The decreases as a percentage of total revenue are directly related to the introduction of new products and in 1997 are primarily related to the introduction of FactorySuite. In 1997, revenues from the Wonderware FactorySuite represented 14% of total revenue. Also in 1997, the Company began entering into enterprise license agreements. Revenues from such agreements totaled $3.4 million, or 4% of total revenues in 1997. Under an enterprise license agreement, the customer pays a fixed license fee for unlimited copies of specified components of the Wonderware FactorySuite and runtimes for the term of the agreement. Under terms and conditions that are separate from the license fee, the customer also pays annual maintenance charges.

            International sales in 1995, 1996 and 1997 were $23.6 million, $27.0 million and $37.7 million, respectively and as a percentage of sales were 43%, 42% and 46%. Despite overall growth in international sales during 1996 the rate of growth slowed relative to total sales. The decline in international sales growth in 1996 was primarily due to the increased competitive pressures and a general economic slowness in Europe. In 1997, international sales increased due to FactorySuite and also due to the elimination of the distributor discount on certain sales in Europe following the Company's acquisition of its German distributor in December 1996.

            GROSS PROFIT. As a percentage of total revenues the Company's gross margin was 95% in 1995, 93% in 1996 and 92% in 1997. The decrease in 1996 was primarily due to increased documentation included with new releases of the Company's products. In 1997, the decrease was attributable to higher third party royalty content in the FactorySuite and higher expenses due to the related product introductions. These cost increases were partially offset by the conversion of some product documentation to electronic format. The Company expects gross margins to decrease slightly in the future as more third party software is incorporated into its products.

            RESEARCH AND DEVELOPMENT EXPENSES. Wonderware invested heavily in research and development (R&D) primarily related to the FactorySuite and its components. R&D expenses increased 77% in 1996 to $18.8 million and 5% in 1997 to $19.8 million. As a percentage of total revenue, R&D expenses were 19%, 29% and 24% in 1995, 1996 and 1997, respectively. In 1996, approximately half of the increase in cost is attributable to operating expenses of entities acquired during the latter half of 1995. The remaining increase was primarily due to the addition of development personnel associated with the Company's core product line, as well as other products. In 1997, the increase in absolute spending was primarily related to contract programmers and software translation, as well as to depreciation on fixed assets purchased during 1996 in support of the development effort. These increases were partially offset by decreases related to the closure of the Company's development center in Cupertino, California in February 1997.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased 66% in 1996 to $48.4 million and 5% in 1997 to $50.6 million. As a percentage of total revenue, SG&A expenses were 53%, 74% and 61% in 1995, 1996 and 1997, respectively. In 1996, the increase in the dollar amount of SG&A expenses was primarily due to the increased staffing in field sales and marketing required to further penetrate current and new markets for the Company's products; increased staffing in technical support to provide service to the Company's new product lines; increased staffing and other costs in administrative functions to support the overall growth of the Company; and operating costs associated with the entities acquired in the second half of 1995. In 1997, the overall growth rate in expenses declined due to the decreased sales and marketing costs resulting from the Company streamlining its operations related to the product strategy from many individual products into the single Wonderware FactorySuite.

            RESTRUCTURING AND SEVERANCE COSTS. During the fourth quarter of 1995, the Company accrued severance costs totaling $1.3 million, including compensation and benefits expense, incurred in conjunction with the resignation of seven former executives of the Company. The accrued severance costs are being paid in accordance with the terms of the severance agreements. At December 31, 1997, $92,000 was remaining in accrued liabilities in the accompanying consolidated balance sheet.

            During the fourth quarter of 1996, the Company recorded a charge of $2.4 million for restructuring costs associated with the closure of its Cupertino, California, development center and the consolidation of its Manufacturing Business Systems group into the Company's York, Pennsylvania, development center. The charge primarily included accruals for severance and real property lease termination costs. At December 31, 1997, $24,000 was remaining in accrued liabilities in the accompanying consolidated balance sheet.

            ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. As a result of the acquisitions of EnaTec Software Systems, Inc. (EnaTec) and Soft Systems Engineering, Inc. (SSE) in 1995 the Company incurred pre-tax charges of $33.1 million ($23.4 million net of taxes of $9.7 million) to reflect direct transaction costs and the allocation of a portion of the purchase price to in-process research and development costs based on management's estimates.

            As a result of the acquisition of ICT-Wonderware in December 1996, the Company incurred an after-tax charge of $1.3 million related to the allocation of a portion of the purchase price to in-process research and development costs acquired in the transaction based on management's estimates.

            LEGAL SETTLEMENT. In August 1997, the Company entered an out-of-court settlement agreement in the matter of Delivanis, et. al. vs. Wonderware Corporation and all related cases. The settlement included mutual and general releases of all claims by all parties and cash payments by the Company to Messrs. Delivanis and Preysman. The settlement resulted in a charge to earnings of $1.9 million, including attorneys' fees and related costs.

            PROVISION (BENEFIT) FOR INCOME TAXES. The Company had an effective tax rate of (24%) in 1995, (19%) in 1996 and 27% in 1997. The decrease in the rate from 1995 to 1996, was due to an increase in the valuation allowance recorded against the Company's deferred tax assets based on an evaluation of the recoverability of such deferred tax assets, offset by the tax effect related to the write-off of in-process research and development costs in 1995. The increase in the rate from 1996 to 1997, was primarily due to non-deductible write-offs of in-process research and development from the acquisition of ICT-Wonderware in 1996, offset by a decrease due to the utilization of operating loss and tax credit carryforwards.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

            Many software companies experience seasonal variations in revenues, with lower domestic sales in the first quarter and soft European sales in the third quarter. Although the significant growth in the Company's total revenues over the past several years may have masked seasonal variations in the Company's operating results, the Company believes that its results of operations are subject to similar quarterly variations.

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

LIQUIDITY AND CAPITAL RESOURCES

            The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and short-term investment balances. The short-term investments consist of highly rated, taxable, short-term securities selected to maximize the Company's after-tax return on its excess funds at a relatively low risk level. At December 31, 1997, the Company's cash, cash equivalent and short-term investment balances totaled $52.1 million.

            During 1997, operating activities provided cash totaling $3.3 million primarily related to operating income, depreciation and amortization expense, and a decrease in deferred taxes offset by increases in accounts receivable and prepaid expenses and decreases in accounts payable and other liabilities. During 1996, operating activities provided cash totaling $358,000 primarily related to depreciation and amortization expense, an increase in accounts payable and the write-off of acquired in-process research and development costs offset by operating losses and increases in deferred taxes, other assets and inventory. During 1995, operating activities provided cash totaling $5.5 million primarily related to operating income before acquired in-process research and development costs, depreciation and amortization expense and increases in accrued expenses, offset by increases in deferred taxes, accounts receivable, and other assets. The net loss in 1995 resulted from the write-off of acquired in-process research and development costs. As these were non-cash transactions, the Company's liquidity was not impacted.

            During 1997, the Company used cash in investing activities totaling $10.3 million. Of this amount, $5.2 million was used to purchase property and equipment, $2.3 million was invested in two distributors, Standard Automation and Softcell (See Note 5 of notes to consolidated financial statements) and $2.8 million was used for net purchases of short-term investments. During 1996, the Company generated cash from investing activities totaling $2.1 million. Net proceeds from sales and maturities of short-term investments generated approximately $18.4 million in cash. This was offset by $11.5 million used for the purchase of property and equipment and $4.8 million used for the purchase of the outstanding shares of ICT-Wonderware (See Note 13 of notes to consolidated financial statements). During 1995, the Company used cash in investing activities totaling $11.0 million. Of this amount, $4.8 million was used to purchase property and equipment, $555,000 was used in acquisitions and $5.7 million was used for net purchases of short-term investments.

            During 1997, the Company generated cash from financing activities of $4.1 million, primarily from $2.1 million generated through the exercise of stock options and sale of stock through the employee stock purchase plan, $1.7 million in realized tax benefits from the exercise of stock options, and $306,000 from the net borrowings against the credit line of the German subsidiary. During 1996, the Company generated cash from financing activities of $1.4 million, primarily from $2.5 million generated through the exercise of stock options and sale of stock through the employee stock purchase plan. This was offset by net payments of approximately $1.0 million against the credit line of the German subsidiary. During 1995, the Company generated cash from financing activities of $8.0 million, including tax benefits from the exercise of stock options totaling $6.0 million. The remaining cash was generated primarily through the exercise of stock options and the sale of Common Stock through the employee stock purchase plan.

            The Company maintains an unsecured bank line of credit with a domestic bank expiring in October 1998 that provides for borrowings up to $10 million at the bank's prime rate. This bank line of credit permits certain affiliates to borrow directly up to $7.5 million under the line in aggregate, provided that the Company guarantees such borrowings and that total borrowings made by both the affiliates and the Company do not exceed $10 million. At December 31, 1997 one affiliate had $1 million of outstanding borrowings, and the Company had no borrowings outstanding under the line of credit. The line of credit agreement contains restrictive covenants, the most significant of which relate to profitability, minimum tangible net worth, debt to tangible net worth, and current asset to current liability requirements. At December 31, 1997, the Company was in compliance with such covenants. The line of credit agreement also prohibits the Company from paying cash dividends without the bank's prior approval.

            The Company's German subsidiary maintains a separate bank line of credit in Germany which expires in February 1998. This line of credit provides for maximum borrowings of 2.5 million Deutsch marks at the German bank's prime rate. Approximately $547,000 (DM981,000) of borrowings against the German credit line were outstanding as of December 31, 1997. Subsequent to December 31, 1997, the amount outstanding under the German line of credit has been repaid. The Company plans to renew these bank lines of credit at terms comparable to the current agreements.

            The Company's principal commitments as of December 31, 1997 consisted primarily of leases on its headquarters and other facilities, and there were no material commitments for capital expenditures.

            The Company believes that its cash and short-term investment balances and availability under its bank lines of credit as of December 31, 1997, and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

Outlook: Issues and Uncertainties

            Although Wonderware does not provide forecasts of future financial performance, this annual report does contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those forward-looking statements. The issues and uncertainties discussed below, together with those discussed in the Section of this report captioned "Business - Risk Factors", should be considered in evaluating the Company's growth outlook.

            INTEGRATED SUITE PRICING. The price of the FactorySuite is less than the sum of the prices for the individual components included in the suite when such components are licensed separately. The discount available to customers that purchase the Wonderware FactorySuite or who purchase under enterprise license agreements could have a material adverse impact on the Company's future revenues from its other products and on the Company's results of operations and financial condition.

            SALES PRODUCT MIX. The Company expects that its product mix will continue to change in the future as new products, such as the Wonderware FactorySuite, are introduced and gain market acceptance and that the share of revenues contributed by the Wonderware InTouch line will decline as sales of Wonderware InTouch development systems are replaced by sales of the Wonderware FactorySuite. The Company expects that enterprise license agreements will represent a greater percentage of total revenues in the future.

            COMPETITION. The Company expects that some of its competitors, some of whom have greater resources than the Company, will offer similar suites of products. There can also be no assurance that the Wonderware FactorySuite will gain further market acceptance.

            GENERAL ECONOMIC CONDITIONS. Based in part on the growth in the overall industrial automation software market and the Company's penetration of that market, as well as the geographic and industry diversity of the Company's customers, the Company believes that general economic conditions have not had a material adverse effect on the Company's results of operations to date. There can be no assurance, however, that economic conditions will not have a material adverse effect on the Company in the future.

            INTERNATIONAL OPERATIONS. The Company's international operations are subject to various risks, including seasonality, regulatory requirements, political and economic instability and trade restrictions. Although the Company's sales have been typically made in US dollars, the Company's German operation conducts its business in Deutsch marks. Therefore, a portion of the Company's revenues are directly subject to the risk of currency fluctuations in that market. In addition, a weakening in the value of foreign currencies relative to the US dollar could have an adverse impact on the effective price of the Company's products in other international markets. The

Company expects that it will increasingly be required to transact in local currencies in order to further its growth internationally and will become more directly exposed to the risk of foreign currency fluctuations. In 1997, the Company was not severely impacted by the economic slow down in Asian markets. Approximately 9% of total revenues came from Asian operations in 1997 compared to 10% in 1996. Management believes the Asian market to be a viable long-term growth opportunity.

            PRODUCT LIFE CYCLES. The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of some of the Company's markets, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change, price reductions or otherwise would have a material adverse effect on the Company's operating results.

            RESEARCH AND DEVELOPMENT. The Company believes that the introduction of new technologies and products to the industrial automation market in a timely manner is crucial to its success. As a consequence, the Company has increased the amount of its expenditures on research and development. For the foreseeable future, the Company anticipates that it will continue to increase spending in absolute dollars on research and development for both the enhancement of current products, the addition of new product capabilities and the integration efforts associated with the Wonderware FactorySuite. Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no internal software development costs were capitalized as of December 31, 1997. Significant new products developed in the future may require the capitalization of internal software development expenses.

            DEPENDENCE ON MICROSOFT WINDOWS. The Company's software development tools are designed for use with personal computers running in the Microsoft Windows operating environment, and future sales of the Company's products are dependent upon continued use of Windows and Windows NT. In addition, changes to Windows (such as the release of Windows 95 and anticipated release of Windows 98 later this year) or Windows NT require the Company to continually upgrade its products. Any inability to produce upgrades or any material delay in doing so would adversely affect the Company's operating results. The successful introduction of new operating systems or improvements of existing operating systems that compete with Windows or Windows NT also could adversely affect sales of the Company's products and have a material adverse effect on the Company's operating results.

            SELLING, GENERAL & ADMINISTRATIVE EXPENSES. The Company expects that SG&A expenses will continue to increase in absolute dollars as it expands its worldwide sales distribution and customer support network to penetrate new markets for its production management products, as well as to increase worldwide market penetration for its Wonderware FactorySuite product line.

            PAY AND PARTICIPATION MODEL. Wonderware employees currently receive salaries, incentive bonuses, other fringe benefits, and stock options. New accounting rules and regulations, poor stock price performance or other factors could diminish the value of the option program and force the Company into more of a cash compensation model. Had the Company paid employees in cash the grant date Black-Scholes value of options vested in 1995, 1996 and 1997, the pretax expense would have been approximately $2.6 million, $3.1 million and $4.6 million, respectively.

            LITIGATION. Litigation regarding intellectual property rights, patents, and copyrights occurs in the software industry. In addition, there are government regulation and investigation risks along with other general corporate legal risks (See Item 3 Legal Proceedings, and Note 10 of notes to consolidated financial statements).

            YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

Although the Company believes that its FactorySuite software programs released and shipped after April 14, 1997 are Year 2000 compliant and substantially all internal systems are Year 2000 compliant, the Company's customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those sold by the Company. The Company does not provide any assurances that software programs released prior to April 14, 1997 are Year 2000 compliant. The Company is making inquiries of its vendors regarding whether the systems upon which they rely are Year 2000 compliant and whether they anticipate any impairment of their ability to deliver product and services as a result of Year 2000 issues.

            NEW ACCOUNTING PRONOUNCEMENTS. For the fiscal years beginning after December 15, 1997, the Company will adopt SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In addition, the Company will adopt Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company is reviewing the impact of such accounting pronouncements on its financial statements.

Estimates of 1998 Performance

            During the course of the discussions between the Company and Siebe that led to the execution of the Merger Agreement, the Company provided Siebe with certain information relating to the Company. This information included an operating budget for the Company for 1998 developed by the Company predicated on its assumptions for macroeconomic conditions, gross profits and operating expenses. The Company's 1998 operating budget projected 1998 revenues of $100 million; operating income in a range between $15,099,000 and $17,899,000; net income in a range between $11,615,000 and $13,463,000; and net income per share of Common Stock in a range between $.78 and $.90 (based on weighted average shares of 15,125,000). The foregoing information does not reflect consummation of the Tender Offer or the Merger.

            The foregoing information constitutes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with fluctuations in quarterly results, product introductions, competition, rapid technological change, reliance on distribution channels, international sales and other factors. These risks and uncertainties are discussed in greater detail in this Report.

            The Company does not as a matter of course make public any projections as to future performance or earnings, and the estimates set forth above are included in this report only because the information was made available to Siebe by the Company and subsequently disclosed publicly by Siebe. The projections were not prepared with a view to public disclosure or compliance with the published guidelines of the Securities and Exchange Commission or the guidelines established by the American Institute of Certified Public Accountants regarding projections or forecasts. The Company's internal financial forecasts are, in general, prepared solely for internal use and capital budgeting and other management decision-making purposes and are subjective in many respects and thus susceptible to various interpretations and periodic revision based on actual experience and business developments. Projected information of this type is based on estimates and assumptions that are inherently subject to significant economic and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond the control of the Company. Many of the assumptions upon which the information was based are dependent upon economic forecasting (both general and specific to the Company's businesses), which is inherently uncertain and subjective. The inclusion of the foregoing information in this Report should not be regarded as an indication that the Company considers it an accurate prediction of future events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following financial statements are filed as part of this Report:

                                                                  PAGE

Independent Auditors' Report                                       27
Consolidated Balance Sheets as of December 31, 1997 and 1996       28
Consolidated Statements of Operations for the years ended
   December 31, 1997, 1996 and 1995                                29
Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1997, 1996 and 1995                          30
Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                                31
Notes to Consolidated Financial Statements                         32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Wonderware Corporation
Irvine, California

            We have audited the accompanying consolidated balance sheets of Wonderware Corporation and its subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31,1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wonderware Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

January 26, 1998 (except for Note 15, as to which the date is February 24, 1998)

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                               DECEMBER 31,
                                                                          ---------------------
                                                                            1997         1996
                                                                          --------     --------
                                                ASSETS
Current assets:
     Cash and cash equivalents                                            $ 23,500     $ 26,488
     Short-term investments                                                 28,561       25,682
     Accounts receivable, less allowance for doubtful accounts of
         $1,447 and $1,132 at December 31, 1997 and 1996, respectively      16,834       12,187
     Inventories                                                             1,025        1,100
     Deferred tax assets                                                     1,450        2,184
     Prepaid expenses and other current assets                               3,377        2,796
                                                                          --------     --------
         Total current assets                                               74,747       70,437

Property and equipment, net                                                 12,421       13,396
Investments                                                                  2,275
Goodwill, net                                                                4,345        4,830
Noncurrent deferred tax assets                                               3,573        3,736
Other assets                                                                   734        1,100
                                                                          --------     --------
         Total assets                                                     $ 98,095     $ 93,499
                                                                          ========     ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank line of credit                                                  $    547     $    289
     Accounts payable                                                        3,127        5,211
     Accrued employee incentive compensation                                   909          978
     Accrued commissions                                                        71          310
     Income taxes payable                                                      112           80
     Accrued payroll and related liabilities                                 2,370        2,845
     Other accrued liabilities                                               3,050        3,538
     Deferred revenue                                                        1,454        1,642
                                                                          --------     --------
         Total current liabilities                                          11,640       14,893
Commitments (Note 10)
Stockholders' equity (Note 6):
     Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued or outstanding as of December 31, 1997 and 1996
     Common stock, $.001 par value; 50,000 shares authorized;
         14,240 and 13,867 shares issued and outstanding
         at December 31, 1997 and 1996                                      90,390       86,438
     Unrealized gain (loss) on short-term investments                           38          (15)
     Accumulated translation loss                                             (440)
     Accumulated deficit                                                    (3,533)      (7,817)
                                                                          --------     --------
         Total stockholders' equity                                         86,455       78,606
                                                                          --------     --------
         Total liabilities and stockholders' equity                       $ 98,095     $ 93,499
                                                                          ========     ========

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    1997       1996         1995
                                                                  -------    --------     --------
Revenue                                                           $82,519    $ 64,924     $ 55,011
Cost of revenue                                                     6,536       4,298        2,581
                                                                  -------    --------     --------
     Gross profit                                                  75,983      60,626       52,430
Operating expenses:
Research and development                                           19,778      18,789       10,607
Selling, general and administrative                                50,614      48,427       29,114
Restructuring and severance costs                                               2,350        1,320
Acquired in-process research and development costs                              1,300       33,092
Legal settlement                                                    1,900
                                                                  -------    --------     --------
     Operating income (loss)                                        3,691     (10,240)     (21,703)
Other income, net                                                   2,202       2,714        2,815
                                                                  -------    --------     --------
     Income (loss) before provision (benefit) for income taxes      5,893      (7,526)     (18,888)
Provision (benefit) for income taxes                                1,609      (1,405)      (4,586)
                                                                  -------    --------     --------
     Net income (loss)                                            $ 4,284    $ (6,121)    $(14,302)
                                                                  =======    ========     ========
Net income (loss) per share:
     Basic                                                        $  0.30    $  (0.45)    $  (1.13)
     Diluted                                                      $  0.29    $  (0.45)    $  (1.13)
Weighted average common shares:
     Basic                                                         14,093      13,658       12,650
     Diluted                                                       14,570      13,658       12,650

See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                             UNREALIZED
                                                                             GAIN (LOSS) ACCUMULATED  RETAINED      TOTAL
                                                        COMMON STOCK         SHORT-TERM  TRANSLATION  EARNINGS   STOCKHOLDERS'
                                                      -------------------
                                                      SHARES      AMOUNT     INVESTMENTS    LOSS      (DEFICIT)     EQUITY
                                                      ------     --------     --------     -------     --------     -------
Balance, January 1, 1995                              12,098     $ 53,215     $    (72)    $           $ 12,606     $65,749

Common stock issued in acquisitions                      571       21,261                                            21,261
Compensation costs related to stock option grants                     283                                               283
Stock options exercised                                  528        1,621                                             1,621
Tax benefit related to exercise of stock options                    5,994                                             5,994
Proceeds from sale of common stock                        51          970                                               970
Unrealized gain on short-term investments                                          265                                  265
Net loss                                                                                                (14,302)    (14,302)
                                                      ------     --------     --------     -------     --------     -------
Balance, December 31, 1995                            13,248       83,344          193                   (1,696)     81,841

Compensation costs related to stock option grants                     636                                               636
Stock options exercised                                  473          876                                               876
Proceeds from sale of common stock                       146        1,582                                             1,582
Unrealized loss on short-term investments                                         (208)                                (208)
Net loss                                                                                                 (6,121)     (6,121)
                                                      ------     --------     --------     -------     --------     -------
Balance, December 31, 1996                            13,867       86,438          (15)                  (7,817)     78,606

Compensation costs related to stock option grants                     189                                               189
Stock options exercised                                  237          821                                               821
Tax benefit related to exercise of stock options                    1,688                                             1,688
Proceeds from sale of common stock                       136        1,254                                             1,254
Unrealized gain on short-term investments                                           53                                   53
Foreign currency translation loss                                                             (440)                    (440)
Net income                                                                                                4,284       4,284
                                                      ------     --------     --------     -------     --------     -------
Balance, December 31, 1997                            14,240     $ 90,390     $     38     $  (440)    $ (3,533)    $86,455
                                                      ======     ========     ========     =======     ========     =======

See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           YEAR ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                         1997        1996       1995
                                                                       --------    --------    --------
Cash flows from operating activities:
     Net income (loss)                                                 $  4,284    $ (6,121)   $(14,302)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation & amortization                                      7,085       5,326       2,214
         Provision for doubtful accounts                                    263         241         558
         Deferred taxes                                                     897      (1,814)    (10,941)
         Compensation costs related to stock options                        189         636         283
         Acquired in-process research and development costs                           1,300      33,092
         Changes in operating assets and liabilities
            Net of effect of acquisitions:
            Accounts receivable                                          (5,447)       (319)     (5,637)
            Inventories                                                      (2)       (519)        (82)
            Prepaid expenses and other current assets                      (691)       (598)     (1,778)
            Accounts payable                                             (2,034)      1,541         315
            Accrued employee incentive compensation                         (49)         (7)          5
            Accrued commissions                                            (239)       (140)         71
            Income taxes payable                                             66        (354)        186
            Accrued payroll and other accrued liabilities                  (851)        779       1,226
            Deferred revenue                                               (187)        407         318
                                                                       --------    --------    --------
                Net cash provided by operating activities                 3,284         358       5,528
Cash flows from investing activities:
     Purchases of property and equipment                                 (5,221)    (11,537)     (4,787)
     Investment in affiliates                                            (2,275)
     Cash paid for acquisitions, net of cash acquired                                (4,808)       (555)
     Purchases of short-term investments                                (32,500)    (76,287)     67,856
     Sales and maturities of short-term investments                      29,674      94,685     (73,544)
                                                                       --------    --------    --------
                Net cash (used in) provided by investing activities     (10,322)      2,053     (11,030)
Cash flows from financing activities:
     Proceeds from exercise of stock options                                821         876       1,622
     Tax benefit related to exercise of stock options                     1,688                   5,994
     Borrowings (payments) on bank line of credit                           306      (1,018)       (593)
     Net proceeds from issuance of common stock                           1,254       1,581         969
                                                                       --------    --------    --------
                Net cash provided by financing activities                 4,069       1,439       7,992
Effect of exchange rate changes on cash                                     (19)
                                                                       --------    --------    --------
Net increase in cash and cash equivalents                                (2,988)      3,850       2,490
Cash and cash equivalents, beginning of period                           26,488      22,638      20,148
                                                                       --------    --------    --------
Cash and cash equivalents, end of period                               $ 23,500    $ 26,488    $ 22,638
                                                                       ========    ========    ========

Supplemental cash flow information:
     Interest paid                                                     $     76    $      8    $      2
     Net income taxes paid (refunded)                                  $ (1,212)   $    749    $    216

Detail of business acquired in purchase business combinations:
     Acquired in-process research and development costs                            $  1,300    $ 33,092
     Goodwill                                                                         4,850
     Fair value of assets acquired (net of previous investment)                       3,132         646
     Common stock issued in acquisitions                                                        (21,260)
     Cash paid for acquisitions, net of cash acquired                                (4,808)       (555)
                                                                                   --------    --------
     Liabilities assumed or created                                                $  4,474    $ 11,923
                                                                                   ========    ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 1997, 1996 and 1995

1.    NATURE OF OPERATIONS

Wonderware Corporation (the Company) is primarily engaged in the development and marketing of PC-based software products for use in the worldwide industrial automation market. Its customers include end users, system integrators and original equipment manufacturers. The Company markets its products principally through distributors and grants credit to customers in a wide range of industries.

2.     SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made in prior years' consolidated financial statements to conform to the current year's presentation.

CASH AND CASH EQUIVALENTS - The Company considers all highly-liquid, short-term investments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS - The Company's short-term investments, consisting entirely of highly rated, taxable debt securities, have been classified as "available-for-sale" and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, have been recorded at fair value as of December 31, 1997 and 1996. Unrealized gains or losses on such investments as of December 31, 1997 and 1996 have been recorded as a separate component of stockholders' equity (see Note 3).

FAIR VALUE OF FINANCIAL INSTRUMENTS -SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1997, the Company believes that the carrying amounts of cash and cash equivalents, receivables, bank line of credit and trade payables approximate fair value because of the short maturity of these financial instruments.

INVENTORIES - Inventories, consisting primarily of software program storage media, related user manuals, and packaging materials, are valued at the lower of cost, determined on the first-in, first-out method, or market.

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

GOODWILL - Goodwill is amortized over ten years on a straight-line basis. At December 31, 1997, the Company believes there has been no impairment of the value of goodwill.

OTHER ASSETS - Other assets include the cost of technology procured in the acquisition of Soft Systems Engineering, Inc. (SSE) in 1995, technology acquired from Professional Technology Management (PTM) in 1995, and the cost of non-compete agreements executed with certain former shareholders of PTM. The Company is amortizing these assets over an estimated useful life of three years.

SOFTWARE DEVELOPMENT COSTS - Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no internally generated software development costs have been capitalized as of December 31, 1997 or 1996.

LONG-LIVED ASSETS - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. At December 31, 1997, the Company believes there has been no impairment of the value of such assets.

REVENUE RECOGNITION - Revenues from the licensing of computer software products are recognized upon delivery of the products to customers in accordance with Statement of Position (SOP) 91-1, Software Revenue Recognition, as there are no significant vendor obligations remaining and collection of the related receivable is probable. The Company accounts for insignificant vendor obligations and post-contract support at the time of product delivery by accruing such costs and recognizing them ratably on completion of performance. The Company also offers its customers a 60-day right of return on sales (returns over 30 days from shipment are subject to restocking charges) and records an estimate of such returns at the time of product delivery based on historical experience. Revenues related to version support contracts with customers are deferred and amortized over the terms of the contracts, which range from six to 12 months.

INCOME TAXES - The provision for income taxes is determined in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

TRANSLATION OF FOREIGN CURRENCIES - Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of stockholders' equity. Revenues and expenses are translated using weighted average exchange rates during the period. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the dollar are included in net income (loss). Foreign currency realized and unrealized net losses included in net income for the year ended December 31, 1997 were $312,000 and is included in net other income in the accompanying statements of operations.

NET INCOME (LOSS) PER SHARE - The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported earnings per share amounts have been restated based on the provisions of the new standard. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method.

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

NEW ACCOUNTING PRONOUNCEMENTS - For the fiscal years beginning after December 15, 1997, the Company will adopt SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In addition, the Company will adopt SOP 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company is reviewing the impact of such accounting pronouncements on its financial statements.

3.     SHORT-TERM INVESTMENTS

The Company's short-term investments as of December 31, 1997 and 1996 consist almost entirely of debt securities issued by the United States or its agencies, states of the United States and political subdivisions of the states and are recorded at an aggregate fair value of $28,561,000 and $25,682,000, respectively. The amortized cost basis of these investments was $28,060,000 at December 31, 1997 and $25,697,000 at December 31, 1996. Net unrealized holding gains of $38,000 at December 31, 1997 and net unrealized holding losses of $15,000 at December 31, 1996 were included in stockholders' equity at the end of each year.

During 1997, proceeds from the sale of short-term investments totaled $29,674,000. Net realized losses from these sales were $29,000. During 1996, proceeds from the sale of short-term investments totaled $94,685,000. Net realized gains from these sales were $171,000. The cost of the investments sold was determined through specific identification.

4.     PROPERTY AND EQUIPMENT

The following table summarizes the components of property and equipment:

                                                  DECEMBER 31,
                                              -----------------------
(in thousands)                                   1997      1996
---------------------------------------------------------------------
Leasehold improvements                        $  3,760   $ 3,163
Data processing equipment                       18,970    14,912
Furniture, fixtures and other equipment          4,982     4,515
                                              --------   -------
                                                27,712    22,590
Less: accumulated depreciation                 (15,291)   (9,194)
                                              --------   -------
    Property and equipment, net               $ 12,421   $13,396
                                              ========   =======

5.     INVESTMENTS IN AFFILIATES

In October 1997, the Company acquired minority interests in two of its distributors for $2,275,000 including acquisition costs of $177,000. The Company acquired a 19.9% interest in SoftCell, Inc., a North Carolina corporation, and a 19.9% interest in Standard Automation & Control LLC, a Texas limited liability company. Each investment is recorded on the cost basis. In addition to the investments, the Company is obligated to loan or guarantee loans up to $1,500,000 to each distributor. The Company also obtained options to purchase the remaining ownership interests in each distributor at a value based upon its financial performance. The option with respect to SoftCell, Inc. is exercisable by the Company at any time during the two years commencing October 21, 2000 and is exercisable only for cash. The option with respect to Standard Automation & Control LLC is exercisable by the Company at any time during the three years commencing October 28, 1999 and is exercisable for cash or shares of the Company's Common Stock, at the election of the Company.

6.     STOCKHOLDERS' EQUITY

STOCK-BASED COMPENSATION PLANS - At December 31, 1997 the Company has two types of stock-based compensation plans, which are described below. The Company accounts for these plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). No compensation expense has been recognized for its stock-based compensation plans other than for stock options granted at below fair market value and for stock options granted in connection with a guaranteed gain contract (See Note 8). Options were granted at below fair market value to selected employees at various times from 1992 to 1995. The compensation expense that has been charged against income for options granted at below market rates was $189,000, $487,000 and $158,000 in 1997, 1996 and 1995,
respectively.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). As permitted by SFAS No. 123, the Company has chosen to continue to account for its stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123.

Had compensation cost been determined under all of the Company's plans using the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

(in  thousands,  except  per share data)           1997        1996        1995
----------------------------------------------------------------------------------
Net income (loss)                  As reported    $4,284     $(6,121)    $(14,302)
                                   Pro forma      $ (330)    $(9,213)    $(16,043)

Income (loss) per share:
           Basic:                  As reported    $ 0.30     $ (0.45)    $  (1.13)
                                   Pro forma      $(0.02)    $ (0.67)    $  (1.27)

           Diluted:                As reported    $ 0.29     $ (0.45)    $  (1.13)
                                   Pro forma      $(0.02)    $ (0.67)    $  (1.27)

FIXED OPTION PLANS - The Company has five fixed option plans. The 1989 Plan provides for granting incentive stock options or non-statutory stock options to all employees, non-employee members of the Board of Directors (the Board) and consultants who provide valuable services to the Company. The 1989 Plan allows for the issuance of options covering 4,000,000 shares of Common Stock. The option price per share may not be less than 100% of the fair market value of a share of Common Stock on the grant date as determined by the Board for incentive stock options and 85% of fair market value for non-statutory stock options. For incentive stock options, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of the Company. The timing of exercise for individual option grants is at the discretion of the Board, and the options expire no later than ten years after the grant date (five years in the case of incentive stock options granted to individuals possessing 10% or more of the voting power of all classes of stock of the Company).

On May 2, 1997, to restore incentives to employees under the level of Vice President who hold options under the 1989 Plan, the Company revised the terms of certain options held by these employees to purchase 623,000 shares of the Company's Common Stock, such that the exercise price was reduced to $9.69, the market price of the Common Stock as of that date.

The 1994 Non-Employee Directors' Stock Option Plan (the Directors' Plan) allows for the issuance of options covering 200,000 shares of Common Stock. The Directors' Plan provides for the granting of stock options to directors of the Company who are not otherwise employed by the Company or any affiliate of the Company. Option grants under the Directors' Plan are non-discretionary. Each person who is elected a non-employee director of the Company after adoption of the Directors' Plan is granted upon such election options to purchase 10,000 shares of Common Stock. These options vest 25% one year after the date of grant and 6.25% for each full three-month period thereafter. In addition, on the date of each annual meeting of stockholders, each non-employee director is granted options to purchase 10,000 shares of Common Stock. Such options vest 25% one year from the date of grant and 6.25% for each full three-month period thereafter. The exercise price of all options granted under the Directors' Plan shall be equal to 100% of the fair market value of the Company's Common Stock on the date of grant. Unexercised options issued under the Directors' Plan expire ten years from the date of grant.

In connection with the acquisition of EnaTec Software Systems, Inc. (EnaTec) in July 1995, the Company assumed all outstanding options to purchase shares of EnaTec stock in exchange for options to purchase 73,000 shares of Wonderware Corporation Common Stock. Such options are outside of the 1989 Plan and are incentive stock options which vest 25% one year following the date of grant, with the remaining vesting occurring ratably over the following 36 months. Option grant dates range from February 1992 to May 1995. There are currently no shares available under this plan for future option grants.

In connection with the acquisition of certain assets of PTM in December 1995, options to purchase 45,000 shares of Common Stock were issued to six of the former shareholders of PTM at an exercise price of $3.00 per share. The options vest one third on the date of grant and one third on each anniversary date thereafter, contingent upon continued employment with the Company.

At December 31, 1997 and 1996, 2,566,000 and 2,803,000 shares, respectively, of the Company's Common Stock were reserved for future exercise of stock options.

For purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the years 1997, 1996 and 1995, respectively: weighted average expected volatility of 53.7%, 52.8% and 57.4%; weighted average risk-free interest rates of 6.1%, 5.8% and 6.2%; and weighted average expected lives of the Company's option grants 2.5, 3.4 and 3.3 years.

A summary of the status of the Company's fixed option plans as of December 31 is presented below:

(in thousands, except per share data)             1997                      1996                      1995
----------------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED AVG              WEIGHTED AVG             WEIGHTED AVG
          FIXED OPTIONS                     SHARES   EXERCISE PRICE    SHARES  EXERCISE PRICE   SHARES  EXERCISE PRICE
          -------------                     ------   --------------    ------  --------------   ------  --------------
Outstanding, beginning of year               1,725       $11.50        1,868       $14.27        1,757       $ 5.45
Granted at fair market value                 1,376       $10.15        1,155       $14.55          574       $31.85
Granted at less than fair market value
                                                                          45       $ 3.00          140       $22.69
Exercises                                     (238)      $ 3.47         (473)      $ 1.89         (528)      $ 3.01
Canceled                                      (984)      $15.32         (870)      $24.06          (75)      $20.24
                                            ------                   -------                    ------
Balance, end of year                         1,879       $ 9.49        1,725       $11.50        1,868       $14.27
                                            ======                   =======                    ======

Options exercisable at year-end                346                       510                       725

Weighted average fair value of options
granted during year                                      $10.15                    $ 6.36                    $14.42

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     ---------------------------------------------------      ------------------------------
    RANGE OF                           WEIGHTED AVG
   EXERCISE             NUMBER          REMAINING          WEIGHTED AVG         NUMBER         WEIGHTED AVG
    PRICES           OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE     EXERCISE PRICE
    ------           -----------     ----------------     --------------      -----------     --------------
$.01 -- $8.82             471               6.9                $ 5.63             182             $ 1.12
$8.88 -- $9.57            247               9.1                $ 9.33               1             $ 9.13
$9.69                     512               7.9                $ 9.69              97             $ 9.69
$9.75                     427               8.8                $ 9.75
$12.25 -- $31.00          222               9.3                $16.84              66             $18.80
                        -----                                                     ---
                        1,879               8.2                $ 9.49             346             $ 6.89
                        =====                                                     ===

EMPLOYEE STOCK PURCHASE PLAN - In May 1993, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan) covering an aggregate of 300,000 shares of Common Stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic six-month offerings following the commencement of the Purchase Plan. The current offering under the Purchase Plan commenced on August 16, 1997 and will terminate on February 15, 1998. Employees are eligible to participate in the Purchase Plan if they are employed by the Company or a subsidiary of the Company designated by the Board for at least 20 hours per week and are customarily employed by the Company or a subsidiary of the Company designated by the Board for at least five months per calendar year. Participating employees may elect to have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is then used to purchase shares of Common Stock on specified dates determined by the Board. The price of Common Stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Common Stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period and participation ends automatically on termination of employment with the Company.

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

At December 31, 1997, $652,000 had been withheld from employee earnings for stock purchases under the Purchase Plan. The Company issued 136,000 shares of Common Stock in 1997 in connection with the semi-annual offerings under the Purchase Plan and raised net proceeds of approximately $1,254,000.

For purposes of estimating the compensation cost of employees' purchase rights under the Purchase Plan in accordance with SFAS No. 123, the fair value of the purchase rights has been estimated using the Black-Scholes model with the following assumptions used for 1997, 1996 and 1995, respectively: weighted average volatility of 59.8%, 71.5% and 63.0%; weighted average risk-free interest rates of 5.6%, 5.4% and 6.5%; and weighted average expected lives of six months. The weighted-average fair value of those purchase rights granted in 1997, 1996 and 1995 was $4.03, $5.72 and $9.31, respectively.

SHARE PURCHASE RIGHTS PLAN - In February 1996, the Company adopted a Share Purchase Rights Plan (the Rights Plan) designed to protect the Company's stockholders should the Company become the target of coercive and unfair takeover tactics. Upon adoption of the Rights Plan, the Company declared a dividend distribution of preferred stock purchase rights at the rate of one right for each share of Common Stock outstanding on February 29, 1996. A right entitles the holder, upon occurrence of certain events, to purchase one-one hundredth of a share of Series A Junior Preferred Stock at a purchase price of $90, subject to adjustment. The rights, however, will not become exercisable unless and until, among other things, any person or group acquires 15% or more of the outstanding Common Stock of the Company or any person or group announces its intent to launch a tender offer to acquire 15% or more of the Company. Upon the occurrence of either of these events, the rights (other than those held by any defined acquirer) will become exercisable for Common Stock of the Company having a market value of twice the exercise price of a right. Furthermore, if the Company is involved in a merger or other business combination or sale of a specified percentage of assets or earnings power, the rights (other than those held by any defined acquirer) may be used to purchase, for the exercise price, that number of shares of the acquirer's common stock having a market value of twice the exercise price of a right. The rights are redeemable under certain circumstances at $.001 per right and, unless redeemed earlier, expire on February 15, 2006. (See Note 15.)

7.     INTERNATIONAL REVENUE AND CUSTOMER CONCENTRATIONS

Revenue from customers located in Europe was $26,013,000, $17,146,000 and $17,585,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Revenue from customers in other international geographic locations was $11,705,000, $9,826,000 and $5,982,000 during the years ended December 31,
1997, 1996 and 1995, respectively. The Company expects that international sales will continue to represent a significant percentage of its total revenues.

The Company's revenue has historically been concentrated in a small number of distributors. During the years ended December 31, 1997, 1996 and 1995, sales to five distributors totaled 23%, 24% and 31%, respectively. The loss of, or reduction in, sales to any such distributor could have a material adverse effect on the Company's operating results and financial condition.

8.     TRANSACTIONS WITH RELATED PARTIES

CHIEF EXECUTIVE OFFICER - The Company has entered into an agreement with its President and Chief Executive Officer, who commenced service in July 1995. Under the terms of the agreement, options to purchase 200,000 shares of the Company's Common Stock under the 1989 Plan were granted to the officer at an exercise price of $37.75, the market price of the Common Stock as of July 31, 1995 (the "1995 Grant"). Such options originally vested at the rate of 24% one year from the date of grant and 2% per month thereafter. Following the appointment of the President and Chief Executive Officer, options to purchase 100,000 shares of the Company's Common Stock under the 1989 Plan were granted at an exercise price of $15.25, the market price of the Common Stock as of January 26, 1996 (the "1996 Grant"). On August 31, 1996, the terms of the 1995 Grant and the 1996 Grant were revised such that the exercise price was reduced to $9.75 (the market price of the Common Stock on August 30, 1996) and the vesting schedule was revised so that 50% of the options vest two years from August 31, 1996 and 25% per year thereafter. In addition, the Company has guaranteed the officer will achieve a minimum gain of $1,250,000 (the "guaranteed amount") related to the options. The guaranteed amount is reduced by the maximum total gain achieved by vested options during the vesting period. At the end of the vesting period, any remaining guaranteed amount would be due and payable. The compensation expense that has been recognized in connection with the guaranteed amount was $149,000 and $126,000 in 1996 and 1995, respectively. A credit is recorded to additional paid-in capital to reflect the stock option compensation expense amounts recognized. In 1997, no compensation expense related to the guaranteed amount was recognized due to the effect of the repricing and changes to the vesting schedule on August 31, 1996. The income tax effect of any difference between the market price of the Company's Common Stock at the grant date and the market price at the exercise date is credited to additional paid-in capital.

Also under the terms of the agreement, the officer received a $200,000 loan to assist in the relocation of his primary residence to Orange County, California. In December 1995, the loan was forgiven and the officer received additional funds to cover the effect of payroll taxes on the forgiveness. The total cost to the Company of $400,000 was charged to compensation expense in 1995.

SEVERANCE PROTECTION AGREEMENTS - In October 1997, the Compensation Committee of the Board of Directors revised severance protection arrangements covering all officers of the Company. Under the revised arrangements covering the Chief Executive Officer of the Company, he will receive 2.99 times his average annual compensation over the last three years if either he is terminated other than with cause, or a change of control of the Company occurs and he decides not to continue his employment with the Company. The revised arrangements covering officers other than the Chief Executive Officer have essentially the same terms as the agreement with the Chief Executive Officer except that the payment will be 2.0 times his or her average annual compensation. Under all of the severance arrangements, in the event of a change of control of the Company, all unvested stock options held by the officers shall immediately vest and become exercisable.

OWNERSHIP INTEREST IN DISTRIBUTORS - During 1996, the Company purchased the remaining 85% interest in ICT-Wonderware GmbH which it did not already own (See
Note 13). ICT-Wonderware GmbH is the principal distributor of Wonderware's products in Germany. Revenues derived from ICT-Wonderware GmbH for the years ended December 31, 1996 and 1995 amounted to 3.8% and 12.2% of total revenues, respectively.

In October 1997, the Company acquired minority interests in two of its domestic distributors, SoftCell, Inc. and Standard Automation & Control LLC (See Note 5). Revenues derived from these two distributors in 1997 amounted to 4.1% and 5.6% of total revenues, respectively.

9.     INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                        YEAR ENDED DECEMBER 31,
                 -------------------------------------
 (in thousands)    1997          1996           1995
------------------------------------------------------
Current:

    Federal      $   270       $    701       $  4,792
    State            536            485          1,563
    Foreign         (193)           353
                 -------------------------------------
                     613          1,539          6,355
Deferred:
    Federal          979         (2,027)        (8,501)
    State             17           (917)        (2,440)
                 -------------------------------------
                     996         (2,944)       (10,941)
                 -------------------------------------
                 $ 1,609       $ (1,405)      $ (4,586)
                 =====================================


A reconciliation of the statutory federal tax rate to the Company's effective tax rate is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        ---------------------------
                                                        1997       1996       1995
                                                        ---------------------------
Income tax (benefit) at statutory rate                   35%       (35%)      (35%)
State tax (benefit) net of federal effect                 6%        (4%)       (3%)
Change in deferred tax valuation allowance              (17%)       29%
Acquired in-process research and development costs                             18%
Nontaxable interest income                                         (10%)       (4%)
Other                                                     3%         1%
                                                         --        ---        ---
                                                         27%       (19%)      (24%)
                                                         ==        ===        ===

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The significant portions of the Company's net deferred tax asset of $5,023,000 and $5,920,000 at December 31, 1997 and 1996, respectively, are as follows:

                                          DECEMBER 31,
                                     ---------------------
(in thousands)                         1997          1996
----------------------------------------------------------
Allowance for doubtful accounts      $   603       $   478
Vacation accrual                         340           451
Restructuring reserve                                  866
State income tax                        (524)         (562)
Other reserves and allowances            766           678
NOL carryforwards                      2,327         3,431
Credit carryforwards                   3,071         2,715
Depreciation and amortization            273         1,011
Other                                    543           337
                                     ---------------------
                                       7,399         9,405
Valuation allowance                   (2,376)       (3,485)
                                     ---------------------
                                     $ 5,023       $ 5,920
                                     =====================

Based on the Company's assessment of future realizability of certain deferred tax assets, a valuation allowance has been provided, primarily related to acquired net operating loss carryforwards and credit carryforwards, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. Additionally, at December 31, 1997 and 1996, approximately $1,002,000 and $1,131,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited directly to stockholders' equity if realized.

At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $5,967,000 and federal research credit carryforwards of approximately $1,356,000, both of which are subject to various limitations and expire at various dates through 2012. The Company also has an alternative minimum tax carryforward of approximately $996,000, which has no expiration date.

As of December 31, 1997 and 1996, the Company believes that its net deferred tax assets, after valuation allowance, will be recoverable out of future taxable income.

10.         COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases its office facilities under non-cancelable operating leases that expire at various dates through 2002. Future minimum rental payments under non-cancelable operating leases as of December 31, 1997 are summarized as follows:

YEAR ENDED DECEMBER 31,       (in thousands)
-----------------------------------------------
1998                               $1,970
1999                                1,521
2000                                1,312
2001                                  945
2002                                  166
                                   ------
                                   $5,914
                                   ======

Rent expense for all operating leases totaled $2,600,000, $2,050,000, and $997,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

EMPLOYMENT AGREEMENTS - The Company has executed employment agreements with certain former shareholders of PTM. The aggregate potential termination expense under these agreements was $1,100,000 at December 31, 1997.

LEGAL PROCEEDINGS - In August 1997, all matters in the various proceedings involving Constantin S. Delivanis, Vladimir Preysman, Delivanis-Kibrick Family Trust and the Company were finally concluded in an out-of-court settlement binding all parties. The settlement includes mutual and general releases of all claims by all parties and cash payments by the Company to Messrs. Delivanis and Preysman. The settlement resulted in a one-time charge to earnings of $1,900,000 including attorneys' fees and related costs.

In 1995, The Foxboro Company ("Foxboro") initiated litigation against SSE to delay the acquisition of SSE by the Company and subsequently amended its complaint to assert additional claims with respect to Foxboro's ownership interest in certain software developed by SSE, which interest is subject to a repurchase right in favor of SSE. Following the completion of the acquisition of SSE by the Company, Foxboro withdrew its initial claims related directly to the acquisition. SSE has tendered payment to Foxboro for the repurchase of Foxboro's asserted ownership interest in the subject software, which Foxboro has rejected. In 1996, SSE filed its answer and counterclaim to Foxboro's amended complaint, seeking damages based upon SSE's allegation that Foxboro breached its contractual obligation to sell its interest in the subject software. In January 1997, the parties negotiated an agreement for the mutual dismissal, without prejudice, of the claims asserted in the litigation, and the case has been dismissed without prejudice.

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

In December 1996, the Company received a copy of a complaint that had been filed in the U.S. District Court for the Eastern District of Pennsylvania by Otto M. Voit, III. In the complaint, Mr. Voit purports to be acting on behalf of all former holders of common stock, or options to acquire common stock, of Soft Systems Engineering, Inc. ("SSE"). Mr. Voit alleges in the complaint that the Company and certain of its officers made false and misleading statements and concealed material information in connection with the Company's acquisition of SSE. In the complaint, Mr. Voit claims that these alleged misrepresentations and omissions constitute violations of various federal and state securities laws, fraud, negligence and inducement to enter into a contract by material misrepresentation, and he requests relief in the form of compensatory and punitive damages as well as the costs incurred in pursuing his claims. In January 1997, the Company filed a motion to dismiss the complaint on several grounds. In September 1997, the court denied the Company's motion to dismiss. In October 1997, Mr. Voit filed a motion seeking certification of the action as a class action. The Company has opposed certification of the action as a class action; and, as of January 26, 1998, the Court has not ruled on the motion. The Company believes the allegations in the complaint to be without merit and intends to vigorously defend itself and the other defendants, each of whom has been previously indemnified by the Company in connection with his employment as an officer of the Company, against the claims stated in the complaint. It is too early to determine the impact, if any, of this proceeding on the Company, its financial condition or the results of the Company's operations.

In June 1997, the Company received a copy of a complaint (the "TES Complaint") filed in Massachusetts Superior Court in Worcester County by Flagship Automation, a division of EMX Controls, Inc., and Total Enterprises Solutions, Inc. (collectively, "TES"). The TES Complaint alleges that the Company breached its contract with TES, breached an implied covenant of good faith, wrongfully terminated TES' distributorship relationship, committed fraud, misappropriated trade secrets, intentionally interfered with TES' contractual and advantageous relationships and committed unfair and deceptive acts or practices under Chapter 93A of the Massachusetts General Laws. The TES Complaint seeks monetary damages. The copy of the TES Complaint was initially forwarded to the Company by the President of TES, who indicated in his cover letter a willingness to seek an alternative resolution of the matter. In July 1997, the Company obtained removal of the TES complaint to the U.S. District Court for the District of Massachusetts. The TES Complaint was served in October 1997, and TES has granted the Company an extension to answer until March 1998. The Company believes that the allegations in the TES Complaint are without merit and intends to vigorously defend itself against the claims stated in the TES Complaint. It is too early to determine the impact, if any, of the TES Complaint on the Company, its financial condition or the results of the Company's operations.

11.         LINES OF CREDIT

The Company has an unsecured line of credit arrangement with a domestic bank expiring in October 1998 that provides for borrowings of up to $10,000,000 at the bank's prime rate. This bank line of credit permits certain affiliates to borrow directly up to $7,500,000 under the line in aggregate, provided that the Company guarantees such borrowings and that total borrowings made by both the affiliates and the Company do not exceed $10,000,000. At December 31, 1997 one affiliate had $1,012,000 of outstanding borrowings, and the Company had no borrowings outstanding under the line of credit.

The Company's German subsidiary has an unsecured, revolving line of credit with a German bank that provides for borrowings of up to DM 2,500,000 expiring in February 1998. Outstanding loans under this line of credit bear interest at the bank's prime rate. As of December 31, 1997, $547,000 (DM 981,000) was outstanding under this line of credit. The Company has provided a guarantee of payment to the bank in the event of default by the subsidiary. Subsequent to December 31, 1997, the amount outstanding under the German line of credit has been repaid.

12.         EMPLOYEE BENEFIT PLANS

INCENTIVE COMPENSATION PROGRAM - Beginning in January 1996, the Company instituted a discretionary, performance-based incentive compensation program that provides additional compensation in the form of an annual bonus for certain eligible employees. Bonus payments are based, in part, on the overall financial performance of the Company and individual performance of the employee. Total incentive compensation expense recognized during 1997 and 1996 under this program was $870,000 and $784,000, respectively.

Prior to 1996, the Company had a discretionary incentive compensation program that provided additional compensation in the form of a quarterly bonus for certain eligible employees and a semi-annual profit bonus for all employees as determined by formulas in the program. Total incentive compensation expense recognized under this program amounted to $1,618,000 for the year ended December 31, 1995.

EMPLOYEE SAVINGS PLAN - The Company has a defined contribution retirement savings plan (the 401(k) Plan) covering substantially all full-time employees. Each pay period the Company matches 25% of the first 4% of compensation contributed by each employee. The Company's matching contribution to the 401(k) Plan was $173,000, $149,000 and $54,000 in 1997, 1996 and 1995, respectively.
Annually, the Company may make a discretionary contribution to the 401(k) Plan as determined by the Board of Directors. No such discretionary contribution was made for the years ended December 31, 1997, 1996 or 1995.

13.         ACQUISITIONS

In December 1996, the Company purchased all outstanding shares of ICT-Wonderware GmbH not already owned by the Company. ICT-Wonderware GmbH was the distributor of the Company's products in Germany. Under the terms of the acquisition agreement, the Company paid $4,850,000 in cash for all of the outstanding voting stock of ICT-Wonderware GmbH other than shares held by the Company. The total value of the transaction was $6,150,000, which included the Company's 1994 investment in ICT-Wonderware GmbH of $800,000, and was accounted for under the purchase method of accounting. Accordingly, the Company's total investment in ICT-Wonderware GmbH was allocated to the assets acquired, including in-process research and development, and liabilities assumed based on the estimated fair value of such assets and liabilities. The purchase price allocated to in-process research and development was charged to the Company's operations, resulting in a non-recurring charge of $1,300,000. Approximately $4,850,000 of the total purchase price has been allocated to goodwill and is being amortized over ten years from the acquisition date on a straight-line basis.

In July 1995, the Company merged with EnaTec by issuing 399,000 shares of its Common Stock in exchange for all of the outstanding voting stock of EnaTec, other than shares held by the Company. In addition, the Company assumed all outstanding options to purchase EnaTec common stock, which resulted in the reservation of 73,000 shares of Common Stock for issuance upon exercise of the assumed options. The transaction was valued at approximately $23,900,000 and was accounted for as a purchase. The purchase price was allocated to the assets acquired, including in-process research and development, and liabilities assumed based on the estimated fair value. The purchase price allocated to in-process research and development was charged to the Company's operations, resulting in a non-recurring charge of $23,900,000.

In August 1995, the Company merged with SSE by issuing 173,000 shares of its Common Stock in exchange for all of the outstanding common stock of SSE. The transaction was valued at approximately $9,764,000 and was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value. The purchase price allocation included a $572,000 allocation to developed technology and an allocation to in-process research and development that was charged to the Company's operations, resulting in a non-recurring charge of $9,192,000.

The accompanying consolidated statements of operations include the results of operations of ICT-Wonderware GmbH, EnaTec and SSE from their respective acquisition dates. The following unaudited pro forma information presents results of operations of the Company for the year ended December 31, 1996 as if the ICT-Wonderware GmbH acquisition had been consummated as of the beginning of 1996. The pro forma information is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                                           YEAR ENDED
(in thousands, except per share data)    DECEMBER 31, 1996
----------------------------------------------------------
Total revenues                             $   72,602

Net income (loss)                          $   (3,434)

Earnings (loss) per share:
         Basic                             $    (0.25)
         Diluted                           $    (0.25)

In December 1995, the Company acquired certain assets of PTM for $500,000. In addition, the Company hired six of the former shareholders of PTM, executing employment and non-competition agreements with each. Pursuant to such employment agreements, the former PTM shareholders received options to purchase 45,000 shares of common stock at an exercise price of $3.00 per share. The options vest over a period of three years, contingent on continued employment with the Company, and resulted in compensation expense equal to the difference between the option exercise price and the market price of the Company's common stock on the date of grant. Non-competition payments in the aggregate amount of $330,000 were paid to the former PTM shareholders in February 1996.

14.         RESTRUCTURING AND SEVERANCE COSTS

During the fourth quarter of 1996, the Company recorded a charge of $2,350,000 for restructuring costs associated with the closure of its Cupertino, California, development center and the consolidation of its Manufacturing Business Systems group into the Company's York, Pennsylvania, development center. The charge primarily included accruals for severance and real property lease termination costs. At December 31, 1997, $24,000 is remaining in accrued liabilities in the accompanying consolidated balance sheet.

During the fourth quarter of 1995, the Company accrued severance costs, including compensation and benefits expense, incurred in conjunction with the resignation of seven former executives of the Company. The accrued severance costs are being paid in accordance with the terms of the severance agreements. At December 31, 1997, $92,000 is remaining in accrued liabilities in the accompanying consolidated balance sheet.

15.         SUBSEQUENT EVENT

On February 24, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby Siebe plc, a company incorporated in the United Kingdom ("Siebe"), will acquire the Company for $24 per share, or approximately $375 million in cash. The closing of the Tender Offer is subject to a majority of the shares being tendered and other customary conditions. If the Tender Offer is successful, it will be followed as promptly as possible by a Merger in which any remaining shares of the Company's stock will be converted into the right to receive $24 per share in cash. In consideration with the Merger, the Company has amended the Share Purchase Rights Plan to exempt the Tender Offer and Merger from its application. (See Note 6.)

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            (a)          Executive Officers of the Company.

            The information required by Item 10 with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers" and included in Part I of this Annual Report on Form 10-K.

            (b)          Directors of the Company.

            The following provides information regarding all members of the Board of Directors, including each persons age as of February 28, 1998. Titles are as officers of the Company unless otherwise indicated.

NAME                    AGE                     PRINCIPAL OCCUPATION
------------------      ---     ---------------------------------------------
Roy H. Slavin           52      Chairman of the Board of Directors, President
                                and Chief Executive Officer of the Company

F.  Rigdon Currie       67      Special Limited Partner, MK Global Ventures

Harvard H. Hill, Jr.    61      General Partner, Houston Venture Partners, Ltd.

Jay L. Kear             60      Independent management consultant


John E. Rehfeld         57      President and Chief Executive Officer of
                                ProShot, Inc.

Kenneth  M. Smith       48      Chairman and Chief Executive Officer of
                                International Management & Development
                                Group, Ltd.

            Mr. Slavin became a director of the Company in July 1995. He currently is Chairman of the Board, President and Chief Executive Officer of the Company. From October 1993 to June 1995, he was President and Chief Executive Officer of Siemens Industrial Automations, Inc., a manufacturer of industrial automation components and systems. From January 1986 to September 1993, he was President and Chief Executive Officer of Potter & Brumfield Inc. (A Siemens Company), a manufacturer of electronic components.

            Mr. Currie became a director of the Company in September 1989. He was a General Partner of Pacific Venture Partners, a venture capital investment firm, from July 1983 to December 1995 and has been a Special Limited Partner of MK Global Ventures, also a venture capital investment firm, since February 1988. He currently serves on the Board of Directors of Document Technologies, Inc., Document Imaging Systems Corp., QMS, Inc. and several privately held companies.

            Mr. Hill became a director of the Company in September 1989. He has been a General Partner of Houston Venture Partners, Ltd., a venture capital investment firm, since 1986 and is also the Managing General Partner of Houston Partners, which is the General Partner of Private Equity Investments, an investment firm. He currently serves on the Board of Directors of Raymond James Financial, Inc., and several privately held companies.

            Mr. Kear became a director of the Company in September 1989. Since February 1993, he has been an independent management consultant specializing in advising high technology companies. From February 1989 to

January 1993, Mr. Kear was employed by the Noorda Family Trust to assist in the management of its investment portfolio. Mr. Kear currently serves on the Board of Directors of Javelin Systems.

            Mr. Rehfeld became a director of the Company in April 1992. He currently is President and Chief Executive Officer of ProShot, Inc. a golf course GPS equipment supplier. He was President and Chief Executive Officer and a director of Proxima Corporation, a supplier of desktop multimedia computer projection systems, from February 1996 to April, 1997.. From April 1993 to February 1996, Mr. Rehfeld was President and Chief Executive Officer of Etak, Inc., a supplier of digital mapping data and a subsidiary of the News Corporation. From February 1989 to April 1993, Mr. Rehfeld was President of Seiko Instruments USA Inc., a manufacturer of electronic instruments.

            Mr. Smith became a director of the Company in May 1997. He has been Chairman and Chief Executive Officer of International Management & Development Group, Ltd., a provider of consulting services in connection with domestic and international employment, education and economic development matters, since 1978 He also is founder and president of Jobs for America's Graduates, Inc. a nonprofit corporation that provides youth employment and school-to-work transition programs.

            (c)          Compliance with Section 16(a) of the Exchange Act.

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

            To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that one report, covering an aggregate of one transaction, was filed late by Mr. Kenneth
M. Smith, one report, covering an aggregate of one transaction, was filed late by Mr. John Rehfeld and one report, covering an aggregate of one transaction, was filed late by Mr. Jeffrey Kissling.

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

            (a)         COMPENSATION OF DIRECTORS


            Commencing in April 1994, each Non-Employee Director received a per-meeting fee of $1,000 for attendance, in person or telephonically, at regularly scheduled Board meetings; no additional compensation is paid for committee meetings. In the fiscal year ended December 31, 1997, $30,000 in aggregate compensation was paid by the Company to directors of the Company who were not otherwise employed by the Company or any affiliate of the Company ("Non-Employee Directors") for attendance at regularly scheduled meetings. The members of the Board of Directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board and committee meetings in accordance with Company policy.


            Non-Employee Directors are also eligible for grants of options under the 1994 Non-Employee Directors' Stock Option Plan, as amended (the "Directors' Plan"). The Directors' Plan provides for the granting of stock options only to Non-Employee Directors. Option grants under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code and are nondiscretionary. Under the Directors' Plan, on the date of each annual meeting of stockholders of the Company, each Non-Employee Director is granted an option to purchase 10,000 shares of Common Stock which vests 25% on the date one year after the date of grant and 6.25% for each full three-month period thereafter, provided that the optionee has, during the period beginning on the date of grant for such option and ending on such vesting date, continuously served as a Non-Employee Director or as an employee of or consultant to the Company or any affiliate of the Company.


During 1997, the Company granted options covering 10,000 shares of Common Stock to each eligible Non-Employee Director, each at an exercise price per share of $9.75, the fair market value of the Common Stock on the date of grant (based on the closing sales price reported on the NASDAQ National Market for the date of grant). As of February 28, 1998, options to purchase an aggregate of 102,500 shares were outstanding under the Directors' Plan, and 2,500 options had been exercised.

            In November 1995, Mr. Kear entered into a consulting agreement with the Company. Pursuant to the agreement, Mr. Kear provides assistance to the Chief Executive Officer in connection with management reorganization issues, for which he receives a consulting fee of $1,500 per day. In 1997, Mr. Kear received $11,400 in consulting fees for services performed for the Company.

            (b)         COMPENSATION OF EXECUTIVE OFFICERS


The following table shows for the fiscal years ending December 31, 1997, 1996 and 1995, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 1997 (collectively, the "Named Executive Officers"):

                                            SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                                             Long-Term
                                                                                              Compen-
                                                                                              sation
                                                                                             Awards (2)
-----------------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation (1)

                                                                                              Shares        All Other
                                                                            Other Annual    Underlying     Compensation
Name and Principal Position              Year       Salary      Bonus       Compensation    Options (3)        (10)
---------------------------              ----       ------      -----       ------------    -----------    ------------
Roy H. Slavin                            1997      $332,907     $63,360            --              97         $3,700
  Chairman of the Board, President       1996       345,600      37,734     $  25,000(4)      400,000          2,617
  and Chief Executive Officer            1995       103,000      70,645       450,501(5)      200,000             --

Sam M. Auriemma                          1997       163,350      26,854        20,000(6)       55,097          1,627
  Vice President, Finance, Chief         1996       113,719      14,880        15,000(7)       45,000            775
  Financial Officer and Secretary        1995            --          --            --              --             --

Joseph Cowan                             1997       147,600      24,255            --          55,097          1,604
  Vice President, Marketing              1996       142,761      13,440       109,521(8)       16,900          1,437
                                         1995        77,147      30,060            --          16,900            533

Jeffrey Kissling                         1997       150,278      24,255        37,664(9)       55,097            979
  Vice President, Development            1996       118,333      13,440            --          35,000            962
                                         1995        23,333         673            --              --            211

Victoria Stowe                           1997       147,600      24,255            --          20,097          1,604
  Vice President, Wonderware Studios     1996       140,600       6,612            --              --          1,466
                                         1995        83,238      17,826            --              --            520
------------------------------------------------------------------------------------------------------------------------

--------------

(1) Amounts shown include cash and noncash compensation earned and received by the Named Executive Officers as well as amounts earned but deferred at the election of the Named Executive Officers under the Company's 401(K) Retirement Plan or the Nonqualified Deferred Compensation Plan.

(2) None of the Named Executive Officers held restricted stock at December 31, 1997.

(3) Of the options to purchase an aggregate of 566,000 shares of Common Stock granted to the Named Executive Officers as a group in 1996, options to purchase only 185,000 shares of Common Stock were original option grants, and the remaining option grants were repricings of options previously granted to such Named Executive Officers. See "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION--Option Repricing."

(4)      Consists of a signing bonus of $25,000.

(5) Consists of a relocation allowance of $56,081 and $394,420 in loans forgiven by the Company.

(6)      Consists of a signing bonus of $20,000.

(7)      Consists of a signing bonus of $15,000.

(8) Consists of a relocation allowance of $21,521 and $88,000 in loans forgiven by the Company.

(9) Consists of a relocation allowance and living expenses allowance of $37,664.

(10) Consists of employer matching contributions made by the Company on behalf of the Named Executive Officer under the Company's 401(k) Retirement Plan and gross up payments for funds returned to the Named Executive Officer from the Employee Stock Purchase Plan.

                        STOCK OPTION GRANTS AND EXERCISES

            The Company grants options to its executive officers under the 1989 Stock Option Plan, as amended (the "1989 Plan"). As of December 31, 1997, options to purchase a total of 1,738,823 shares were outstanding under the 1989 Plan and options to purchase 557,790 shares remained available for grant thereunder.

            The following tables show for the fiscal year ended December 31, 1997, certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:

                                                 OPTION GRANTS IN FISCAL 1997

                                                     INDIVIDUAL GRANTS
                              -----------------------------------------------------              POTENTIAL
                                NUMBER        % OF TOTAL                                     REALIZABLE VALUE AT
                               OF SHARES       OPTIONS                                      ASSUMED ANNUAL RATES
                              UNDERLYING      GRANTED TO                                OF STOCK PRICE APPRECIATION
                                OPTIONS       EMPLOYEES    EXERCISE                         FOR OPTION TERM (4)
                                GRANTED       IN FISCAL     PRICE       EXPIRATION      ---------------------------
     NAME                     (#) (1) (2)      1997 (3)     ($/SH)       DATE (2)         5% ($)         10% ($)
     ----                     -----------     ---------     ------      ----------        ------        --------
     Roy H. Slavin                  97             (*)         9.00      1/03/07              549          1,391
     Sam M. Auriemma            10,000           1.42%         8.82      1/02/07           55,469        140,168
                                    97             (*)         9.00      1/03/07              549          1,391
                                45,000           6.37%         9.57      3/10/07          270,284        685,470
     Joseph Cowan                   97             (*)         9.00      1/03/07              549          1,391
                                10,000           1.42%         8.82      1/02/07           55,469        140,168
                                45,000           6.37%         9.57      3/10/07          270,284        685,470
     Jeffrey Kissling               97             (*)         9.00      1/03/07              549          1,391
                                10,000           1.42%         8.82      1/02/07           55,469        140,168
                                45,000           6.37%         9.57      3/10/07          270,284        685,470
     Victoria Stowe                 97             (*)         9.00      1/03/07              549          1,391
                                10,000           1.42%         8.82      1/02/07           55,469        140,168
                                10,000           1.42%         9.57      3/10/07           60,063        152,326

---------------

*           Represents less than one hundredth of one percent.

(1) All options granted to the Named Executive Officers in 1997 and remaining outstanding at December 31, 1997 vest 50% two years from the date of grant, and 25% for each full year thereafter.

(2) The Board of Directors may reprice outstanding options under the terms of the 1989 Plan.

(3) Based on options to purchase an aggregate of 706,331 shares granted in 1997. (Includes options to purchase an aggregate of 185,485 shares of Common Stock granted to the Named Executive Officers as a group in 1997). Options for 1,329,180 were granted in 1997, of which 622,849 were repricings and 706,331 were new grants. This number is not necessarily indicative of the number of shares subject to options to be granted in the future.

(4) The potential realizable value is calculated based on the term of the option (ten years) and the fair market value at the time of its grant (which, in each case, is equal to the exercise price).

AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND VALUE OF OPTIONS AT END OF FISCAL 1997

                                                                NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                 OPTIONS AT END              OPTIONS AT END OF
                      SHARES ACQUIRED    VALUE REALIZED        OF FISCAL 1997 (#)           FISCAL 1997 ($) (2)
NAME                    ON EXERCISE          ($) (1)        EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                  --------------------------------------------------------------------------------------------
Roy H. Slavin               --                 --                   0 / 300,097                 0 / 1,312,997
Sam M. Auriemma             --                 --                    0 / 80,097                   0 / 367,897
Joseph Cowan                --                 --                4,228 / 72,969               1,586 / 332,824
Jeffrey Kissling            --                 --                    0 / 80,097                   0 / 367,897
Victoria Stowe                                                  23,500 / 30,097             330,528 / 142,847

-------------------

(1) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2) Fair market value of the Company's Common Stock at December 31, 1997 ($14.125) minus the exercise price of the options.

                              EMPLOYMENT AGREEMENTS

            Pursuant to an employment agreement between the Company and Roy H. Slavin entered into in November 1995, Mr. Slavin's annual salary and bonus are determined by the Compensation Committee of the Board of Directors. To assist Mr. Slavin in his purchase of a home in connection with his relocation to Southern California, a loan by the Company to Mr. Slavin in the amount of $394,420 was made and subsequently forgiven by the Company in 1995. Mr. Slavin also received a relocation allowance of $56,081 pursuant to the agreement. Under the terms of the agreement, options to purchase 200,000 shares of the Company's Common Stock under the 1989 Plan were granted to Mr. Slavin at an exercise price of $37.75, the market price of the Common Stock as of July 31, 1995 (the "1995 Grant"). Such options originally vested at the rate of 24% one year from the date of grant and 2 percent per month thereafter. Following his appointment as Chief Executive Officer, options to purchase 100,000 shares of the Company's Common Stock under the 1989 Plan were granted to Mr. Slavin at an exercise price of $15.25, the market price of the Common Stock as of January 26, 1996 (the "1996 Grant"). On August 31, 1996, the terms of the 1995 Grant and the 1996 Grant were revised such that the exercise price was reduced to $9.75 (the market price of the Common Stock on August 30, 1996) and the vesting schedule was revised so that 50 percent of the options vest two years from August 31, 1996 and 25 percent per year thereafter. See "Option Repricing Information." Under the agreement, as modified in August 1996, if Mr. Slavin ultimately does not realize a gain of $1,250,000 or more from the 1996 Grant then the Company will pay him, as additional compensation, the difference between the amount realized by Mr. Slavin and $1,250,000. Either Mr. Slavin or the Company may terminate this employment relationship at will.

            In October 1997, the Compensation Committee of the Board of Directors revised severance protection arrangements covering all officers of the Company. Under the revised arrangements covering the Chief Executive Officer of the Company, he will receive 2.99 times his average annual compensation over the last three years if either he is terminated other than with cause, or a change of control of the Company occurs and he decides not to continue his employment with the Company. The revised arrangements covering officers other than the Chief Executive Officer have essentially the same terms as the agreement with the Chief Executive Officer except that the payment will be 2.0 times his or her average annual compensation. Under all of the severance arrangements, in the event of a change of control of the Company, all unvested stock options held by the officers shall immediately vest and become exercisable.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                            ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (the "Committee") during 1997 was composed of Messrs. Currie, Kear and Rehfeld; Mr. Smith replaced Mr. Currie on the Compensation Committee in May, 1997. None of the members of the Committee is a current or former officer or employee of the Company. The Committee is responsible for setting and administering the Company's policies governing employee compensation and administering the Company's employee benefit plans, including the 1989 Plan and the Employee Stock Purchase Plan. Decisions on compensation of the Company's Executive Officers are made by the Committee and are reviewed by the full Board, except for decisions regarding awards under the Company's stock option plans which are made solely by the Committee.

                        COMPENSATION COMMITTEE REPORT(1)

COMPENSATION PHILOSOPHY

            The compensation policies adopted by the Committee are designed to
(i) align compensation with business objectives and performance; (ii) attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company and (iii) align the interests of the Company's executive officers and other key employees with the interests of stockholders and to motivate those employees to enhance long-term stockholder value. Key elements of this philosophy are:

            - The Company's salaries must be competitive with leading software companies with which the Company competes for highly qualified and experienced executives. To date, the Committee has relied on its members' experience in working with other comparable software companies to ensure executive salaries are competitive. Since becoming a public company in July 1993, the Company has utilized salary and compensation survey data prepared by independent executive compensation consulting firms to regularly compare the Company's salaries to these companies and assist the Company in setting its salary parameters.

            - The Company maintains annual incentive programs sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

            - The Company provides significant equity-based incentives for executives and other employees to ensure that they are motivated over the long term to respond to the Company's business challenges and opportunities as stockholders as well as employees.

            The Committee's objective is to set executive compensation within a range which the Committee believes is comparable to the average range of compensation set by companies of comparable size in the software industry. The group of comparable companies is not necessarily the same as the companies included in the market indices included in the performance graph on page 56 of this Annual Report on Form 10-K. The primary components of executive compensation are base salary, short-term cash incentives (bonus compensation) and long-term equity incentives.

Executive Officer Compensation

            Base Salary. The Committee annually reviews each executive officer's base salary. When reviewing base salaries, the Committee considers a number of subjective criteria, including individual and Company performance, levels of responsibility, prior experience and competitive pay practices. The Committee also considers selected

--------------------------

(1) The material in this report is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the "Securities Act") or Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

objective factors including comparative salary and compensation survey data from independent compensation consulting firms. The Committee does not make individual salary decisions according to specific criteria and does not ascribe specific weights to the factors it considers. The base salary of the Executive Officers, other than the Chief Executive Officer, is set by the Committee after consultation with the Chief Executive Officer. The base salary of the Chief Executive Officer is recommended by the Committee and approved by the Board (see discussion under "Chief Executive Officer Compensation"). For 1997, the Committee increased base salaries for the Company's Executive Officers (other than the Chief Executive Officer) by 5% over 1996.

            Annual Cash Incentives (Bonus Compensation). At the beginning of each fiscal year management prepares a business plan and submits it to the Board. The Committee, in consultation with the Chief Executive Officer, established target bonus levels for the Company's Executive Officers. For 1997, the Committee established a target bonus of 25% of base salary for each Executive Officer other than Mr. Slavin. The Board established a target bonus of 30% of base salary for Mr. Slavin.

            Based upon the approved business plan, the Committee established specific business objectives to be achieved during 1997, and also established a target range of net income for 1997. 25% of each Executive's bonus was dependent upon achievement of the specific business objectives, and 75% was dependent upon achievement of the target range of net income. If the minimum net income within the target range was not achieved then the officer would not receive any of the portion of the bonus attributable to achievement of the target net income range. If the target net income within the range was achieved then 100% of the portion of the bonus attributable to achievement of the target net income would be earned. If more than the minimum but less than the target net income was earned by the Company, then the bonus amount earned by the executive would be prorated accordingly. Also, if net income exceeded the target amount then the Executive Officers could earn up to an additional 100% of the portion of the bonus attributable to achievement of the target net income. For 1997 the Executive Officers earned 55% of their target bonus amounts.

            Long-Term Incentives. The Company's long-term incentive program consists principally of options granted under the 1989 Plan. Option grants include vesting periods to encourage key employees to continue in the employ of the Company. Through option grants, executives receive significant equity incentives to build long-term stockholder value by aligning the interests of management directly and significantly with the interests of stockholders. The exercise price of option awards are generally set at 100% of fair market value on the date of grant.

            Executive officers receive value from these grants only if the Common Stock appreciates over the long term. The amount of individual option grants is determined based in part on competitive practices at comparable software companies and on the Company's philosophy of significantly linking executive compensation with stockholder interests. In determining the size of individual grants, the Committee also considers the number of shares subject to options previously granted to each executive officer, including the number of shares that have vested and that remain unvested. In 1997, the Committee granted options to purchase 185,485 shares of the Company's Common Stock to five executive officer(s).

            The Company also maintains an Employee Stock Purchase Plan under which participating employees, including Executive Officers, may set aside up to $25,000 per year from their compensation for the purchase of Company Common Stock at 85% of the market value on the first or last day of each offering period, whichever is lower.

            The Company also maintains a Nonqualified Deferred Compensation Plan for its executive officers. Under this plan executive officers may defer a portion of their salary and bonus income, and at year end may shift deferred income into their 401(K) retirement plan accounts, up to the legal limit for such contributions.

            Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Compensation Committee has determined that stock options granted under the 1989 Plan with an exercise price at least equal to the fair market value of the Common Stock on the date of grant will be treated as performance-based compensation under the final Treasury regulations promulgated under Section 162(m) of the Code.

CHIEF EXECUTIVE OFFICER COMPENSATION

            Base Salary. In reviewing and setting the base salary for Mr. Slavin, the Committee and the Board takes into account a number of subjective criteria particularly (i) Mr. Slavin's significant and broad-based experience in the software industry, (ii) the scope of Mr. Slavin's responsibilities, including his duties as Chairman of the Board, and (iii) the Board's confidence in Mr. Slavin to lead the Company's continued growth and development. The Committee and the Board also consider a number of objective factors including comparative salary and compensation survey data from independent compensation consulting firms. Like the compensation decisions for the other executive officer, the Committee and the Board do not set Mr. Slavin's base compensation according to specific criteria and do not ascribe specific weights to the factors they do consider. Mr. Slavin's annual salary was estimated to provide an annual base compensation level at the average as compared to a selected group of other software companies. Mr. Slavin's base salary for 1997 as President and Chief Executive Officer was $320,000, and was unchanged from 1996.

            Annual Cash Incentive (Bonus Compensation). As discussed above (see EXECUTIVE OFFICER COMPENSATION - Annual Cash Incentive (Bonus Compensation)) the Board established a target bonus for Mr. Slavin of 30% of his base salary. Like the other executive officers, 25% of his bonus was dependent upon achievement of specific business objectives established by the Board at the beginning of the fiscal year and 75% was dependent upon achievement of the target range of net income set by the Board and based upon the approved business plan for the year. Based upon his achievement of business objectives and achievement by the Company of net income within the target range, Mr. Slavin, like the other executive officers, earned 55% of his target bonus.

            Long Term Incentive Compensation. Pursuant to his original employment agreement, Mr. Slavin received options for 200,000 shares of Company Common Stock in 1995 and additional options for 100,000 shares of Company Common Stock in January 1996 following his appointment as Chief Executive Officer by the Board. These options were repriced or amended in August 1996. The exercise price was set at the fair market value of the Company's Common Stock on August 31, 1996, and the vesting schedule was extended such that 50% of the options vest two years from date of the repricing (August 31, 1998) and 25% vest each full year thereafter. See "--Option Repricing" below and "Option Repricing Information." See also "EMPLOYMENT AGREEMENTS."

            Each year the Committee reviews whether additional options should be awarded. The Committee considers several subjective factors including individual and company performance during the preceding year. Option award levels granted to Chief Executive Officers at comparable software companies are also considered by the Committee. The Committee also considers whether the Chief Executive Officer's then current level of option participation couples an appropriate portion of his overall compensation with the achievement of long-term enhancement of stockholder value. In 1997 Mr. Slavin did not receive any new option award, except options to purchase 97 shares of Common Stock under a Company wide program in which all Company employees received options for 97 shares as part of the Company's ten year anniversary celebration.

OPTION REPRICING

            In January 1996, the Company implemented an option exchange program applicable to all employees of the Company, excluding executive officers. In August 1996, the Company implemented an option exchange program applicable to the Company's executive officers other than the Chief Executive Officer. Concurrently therewith, the Committee amended Mr. Slavin's outstanding option to purchase 200,000 shares of Common Stock and exchanged Mr. Slavin's outstanding option to purchase 100,000 shares of Common Stock. As a result of these actions, the number of shares subject to each exchanged or amended option remained the same, but in each case the exercise price was reduced to equal the market price of the Common Stock on the date of such exchange or amendment. In addition, the vesting of the options was revised so that 50 percent of the options vest two years from the date of the exchange or amendment of such option and 25 percent vest each year thereafter. At the times these repricings were effected, substantially all of the options then outstanding under the 1989 Plan, including those held by executive officers, had exercise prices significantly above the current market price of the Company's Common Stock. In light of the decline in the Company's Common Stock price and because options are a key component of the Company's long-term incentive program, the Committee determined that repricing of options held by executive officers was necessary in order to retain such employees. For additional details regarding the effect of such repricing programs on options held by the Named Executive Officers, see "Option Repricing Information."

CONCLUSION

            Through the programs described above, a significant portion of the Company's compensation program and the compensation of the Company's Chief Executive Officer are contingent on Company performance, and realization of benefits is closely linked to increases in long-term stockholder value. The Company remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of the Company's business may result in highly variable compensation for a particular time period.

                                       COMPENSATION COMMITTEE

                                       Kenneth M. Smith
                                       Jay L. Kear
                                       John E. Rehfeld

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            The Compensation Committee is comprised of Messrs. Kear (Chairman), Smith and Rehfeld. There are no interlocking relationships between any executive officers of the Company and any entity whose directors or executive officers serve on the Company's Board or Compensation Committee.

                     PERFORMANCE MEASUREMENT COMPARISON (1)

            The following graph shows a comparison of cumulative total returns of an investment of $100 in cash for the Company, the Center for Research in Securities Prices Index for the NASDAQ Stock Market (United States Companies) (the "CRSP NASDAQ U.S. Index") and the Center for Research in Securities Prices Index for the NASDAQ Computer and Data Processing Stocks (the "CRSP NASDAQ Computer Index") for the period that commenced July 23, 1993 (the date on which the Common Stock was first traded on the NASDAQ National Market System) and ended on December 31, 1997. The graph assumes that all dividends have been reinvested.

                     COMPARISON OF CUMULATIVE TOTAL RETURNS
  (WONDERWARE CORPORATION, CRSP NASDAQ U.S. INDEX, CRSP NASDAQ COMPUTER INDEX)

                                  [LINE GRAPH]


--------------------

(1) This Section is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the ownership of the Company's Common Stock as of December 31, 1997 by: (i) each director and nominee for director; (ii) each of the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

--------------------------------------------------------------------------------------------------
                                                                     Beneficial Ownership (1)
--------------------------------------------------------------------------------------------------
                                                                           Number of    Percent of
     Beneficial Owner               Position with the Company                Shares        Total
     ----------------               -------------------------                ------        -----
Wanger Asset Management, L.P.(2)                                            1,384,100      9.72%
Rainier Investment Management,                                                890,300      6.25%
Inc.(3)
Jeffrey Kissling (4)                Vice President, Development                50,282        *
Jay L. Kear                         Director                                   50,375        *
F. Rigdon Currie (5)                Director                                   32,439        *
John E. Rehfeld                     Director                                   22,375        *
Joseph Cowan                        Vice President, Sales and                   6,717        *
                                    Marketing
Harvard H. Hill, Jr. (6)            Director                                   16,875        *
Roy H. Slavin (7)                   Chairman of the Board,                     14,701        *
                                    President and Chief Executive Officer
Victoria Stowe                      Vice President, Wonderware                 28,902        *
                                    Studios
Sam M. Auriemma                     Vice President, Finance,                       97        *
                                    Chief Financial Officer and
                                    Secretary
Kenneth M. Smith                    Director                                    4,975        *

All executive officers and
  directors as a group                                                        227,738      1.52%
  (10 persons)
--------------------------------------------------------------------------------------------------

----------------
*     Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 14,239,585 shares outstanding on December 31, 1997, adjusted as required by rules promulgated by the SEC. The shares listed in the table include the following stock options exercisable on or within 60 days after December 31, 1997: Mr. Kissling -97 shares; Mr. Kear - 50,375 shares; Mr. Currie - 26,875 shares; Mr. Rehfeld - 4,375 shares; Mr. Cowan - 4,649 shares; Mr. Hill - 6,875 shares; Mr. Slavin - 97 shares; Ms. Stowe - 23,597 shares; Mr. Auriemma - 97 shares; and Mr. Smith - 0 shares. And all current directors and officers as a group 117,037 shares.

(2) According to a Schedule 13G dated February 5, 1998 and filed with the Securities and Exchange Commission ("SEC") Wanger Asset Management, L.P. 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606, has shared voting power and shared dispositive power over 1,384,100 shares.

(3) According to a Schedule 13G dated January 12, 1998 and filed with the SEC Rainier Investment Management, Inc., 2 Union Square, 601 Union Street, Suite 2801, Seattle, Washington 98101, has shared voting and shared dispositive power over 890,300 shares.

(4)   Includes 600 shares beneficially owned by Mr. Kissling's minor children.

(5) Includes 5,564 shares held in a trust of which Mr. Currie and his wife, Patricia Johnson, are trustees.

(6) Includes 10,000 shares held by Houston Venture Partners, Ltd., a limited partnership ("HVP"). Mr. Hill is a general partner of HVP. Mr. Hill disclaims beneficial ownership of shares held by HVP except to the extent of his pro rata interest.

(7)   Includes 1,000 shares held in a trust of which Mr. Slavin is a trustee.

                               CHANGES IN CONTROL

      On February 24, 1998, the Company, Siebe, Purchaser and Sub entered into the Merger Agreement. See Business. See also Risk Factors - Pending Acquisition of the Company. See also Risk Factors - Anti-Takeover Effects of Certain Charter Provisions, Unissued Preferred Stock and Delaware Law. For more information concerning the Merger Agreement, the Tender Offer or the Merger, please refer to the Company's Solicitation/Recommendation Statements on Schedule 14D-9 that was filed on March 3, 1998, as it may be amended from time to time.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

      The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

      Under a promissory note dated March 6, 1997, Mr. Kissling borrowed $138,000 from the Company in connection with his relocation to the Company's headquarters in California. The note bears interest at 7% per annum compounded annually. Provided Mr. Kissling is still employed, all accrued interest and one-third of the principal of the note will be forgiven on the third anniversary of the note (March 6, 2000), another one-third and all accrued interest on the fourth anniversary and the last one-third and all accrued interest on the fifth anniversary.

      In connection with the Merger Agreement, each of the executive officers entered into consulting agreements (the "Consulting Agreements") that become effective upon consummation of the Tender Offer, and provide that if the executive resigns from the Company, he or she agrees to serve as a consultant to the Company for a period of two years, for a compensation of $25,000 per year in addition to severance benefits under existing arrangements (see "Executive Compensation--Employment Agreements"). In order to induce Mr. Kissling to enter into his Consulting Agreement, his agreement also provides that he will be entitled to a one-time payment of $60,000 upon consummation of the Tender Offer. During the term of the consulting arrangements, the executive officer will not be permitted to directly or indirectly own, manage, operate, join, control, be employed by, or participate in the ownership, management, operation or control of, any Competing Enterprise (defined as any person or entity engaged in the development, marketing and sale of industrial automation in process control software products or other business conducted by the Company or Siebe Control Systems division of Siebe plc).

      The Company has entered into certain additional transactions with its directors and executive officers, as described under the captions "Executive Compensation--Compensation of Directors" and "Executive Compensation--Employment Agreements."

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Annual Report.

            1.    FINANCIAL STATEMENTS

                  The financial statements listed in Part II, Item 8 on page 24 are filed as part of this Annual Report.

            2.    FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                  Independent Auditors' Report                               27
                  Schedule II - Valuation and Qualifying Accounts            63

                  Schedules not listed above have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because information required is included in the consolidated financial statements or the notes thereto.

            3.    EXHIBITS

                  See Exhibit Index on page 64.

                  The following management compensatory plans and arrangements are required to be filed as exhibits to this Annual Report pursuant to Item 14(c):

                 EXHIBIT
                 NUMBER                    DESCRIPTION
                 ------                    -----------

                 10.2 Registrant's 1989 Stock Option Plan, as amended (the "Stock Option Plan")(1)

                 10.3 Form of Incentive Stock Option grant under the Stock Option Plan(2)

                 10.4 Form of Supplemental Stock Option grant under the Stock Option Plan(2)

                 10.5  Registrant's Employee Stock Purchase Plan, as amended(3)

                 10.12 Registrant's 1994 Non-Employee Directors' Stock Option
                       Plan, as amended (4)

                 10.14 Form of Consulting Agreement dated February 24, 1998, entered into between the Company and each of the Company's Executive Officers (Messrs. Slavin, Auriemma, Cowan, Kissling, Mody and Ms. Stowe) (5)

                 10.15 Internal Revenue Code Section 280G Cut Back Agreement
                       dated February 24, 1998, between Jeffrey L. Kissling and the Company and Siebe plc (5)

-----------------------

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

                  (5) Filed as an Exhibit to the Registrant's Schedule 14D-9 filed March 2, 1998 and incorporated herein by reference.


      (b)  REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                                       WONDERWARE CORPORATION

                                       By:  /s/  ROY H. SLAVIN
                                            --------------------------------
                                            Roy H. Slavin
                                            Chairman of the Board, President
                                            and Chief Executive Officer





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

         SIGNATURE                         TITLE                                  DATE
         ---------                         -----                                  ----
     /s/ ROY H. SLAVIN         Chairman of the Board, President and          March 25, 1998
----------------------------   Chief Executive Officer
       Roy H. Slavin           (Principal Executive Officer



    /s/ SAM M. AURIEMMA        Vice President Finance and Chief Financial    March 25, 1998
----------------------------   Officer
     Sam M. Auriemma           (Principal Financial and Accounting Officer)



   /s/ F. RIGDON CURRIE        Director                                      March 25, 1998
----------------------------
     F. Rigdon Currie


 /s/ HARVARD H. HILL, JR.      Director                                      March 25, 1998
----------------------------
   Harvard H. Hill, Jr.


      /s/ JAY L. KEAR          Director                                      March 25, 1998
----------------------------
        Jay L. Kear

    /s/ JOHN E. REHFELD        Director                                      March 25, 1998
----------------------------
John E. Rehfeld


   /s/ KENNETH M. SMITH        Director                                      March 25, 1998
----------------------------
     Kenneth M. Smith

                      WONDERWARE CORPORATION AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                   Additions
                                        Balance,   Charged to    Additions                Balance,
                                       Beginning   Costs and    Charged to                 End of
           Description                 of Period    Expenses     Revenues   Deductions     Period
--------------------------------------------------------------------------------------------------
Year ended December 31, 1997
    Allowance for doubtful accounts      $1,132      $  404                  $   (89)      $1,447
    Sales returns allowance                 190                  $2,759       (2,659)         290
Year ended December 31, 1996:
    Allowance for doubtful accounts      $  904      $  241                  $   (13)      $1,132
    Sales returns allowance                 190                  $1,030       (1,030)         190
Year ended December 31, 1995:
    Allowance for doubtful accounts      $  402      $  558                  $   (56)      $  904
    Sales returns allowance                 455                     334         (599)         190

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------

2.1 Agreement and Plan of Merger among Siebe plc, WDR Acquisition Corp., WDR Sub Corp., and Wonderware Corporation dated February 24, 1998 (10)

3.1   Registrant's Amended and Restated Certificate of Incorporation(1)

3.2   Registrant's Amended Bylaws(1)

4.1   Reference is made to Exhibits 3.1 and 3.2

4.2   Specimen Stock Certificate(2)

4.3   Specimen Right Certificate(3)

4.4 Rights Agreement, dated February 15, 1996, between the Registrant and the First National Bank of Boston, as Rights Agent(3)

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

10.3  Form of Incentive Stock Option grant under the Stock Option Plan(1)

10.4  Form of Supplemental Stock Option grant under the Stock Option Plan(1)

10.5  Registrant's Employee Stock Purchase Plan(5)

10.6  Form of Registrant's Proprietary Information and Inventions Agreement(2)

10.7 Industrial Lease Agreement between the Registrant and The Irvine Company, dated April 23, 1993(2)

10.8 Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated May 29, 1992, as amended(1)

10.9  Registrant's 1994 Non-Employee Directors Stock Option Plan, as amended (7)

10.10 Lease Agreement between the Registrant and Aetna Life Insurance Company, dated July 24, 1996 (8)

10.11 Employment Agreement between the Registrant and Roy H. Slavin, dated November 28, 1995 (8)

10.12 First Amendment to Rights Agreement dated February 24, 1998 (9)

10.13 First Amendment to Lease dated January 21, 1998 (11)

10.14 Form of Consulting Agreement dated February 24, 1998, entered into between the Company and each of the Company's Executive Officers (Messrs. Slavin, Auriemma, Cowan, Kissling, Mody and Ms. Stowe) (10)

10.15 Internal Revenue Code Section 280G Cut Back Agreement dated February 24, 1998, between Jeffrey L. Kissling and the Company and Siebe plc (10)

21.1  Subsidiaries of the Registrant (11)

23.1  Independent Auditors' Consent (11)

24.1  Power of Attorney. See page 61.

27.1  Financial Data Schedule (11)

----------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-72380) or amendments thereto and incorporated herein by reference.

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

(6) This exhibit was originally filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-63906) with certain confidential portions redacted. It was refiled as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 to disclose those portions for which confidential treatment was previously granted and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated February 24, 1998 and incorporated herein by reference.

(10) Filed as an exhibit to the Registrant's Schedule 14D-9 filed March 2, 1998 and incorporated herein by reference.

(11)  Filed herewith.